Form 10-Q
period 1996-03-31
HFS INC
filed 1996-05-15
CIK 891104

- -------------------------------------------------------------------------------




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------


                                   Form 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                          COMMISSION FILE NO. 1-11402

                                 ------------


                               HFS INCORPORATED
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                 22-3059335
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification Number)

           339 JEFFERSON ROAD
         PARSIPPANY, NEW JERSEY                             07054
   (Address of principal executive office)               (Zip Code)

                                (201) 428-9700
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
      (Former name, former address and former fiscal year, if applicable)


                                 ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the Registrant's classes of common stock was 103,764,297 shares of Common Stock outstanding as at May 6, 1996.

- -------------------------------------------------------------------------------

                                             PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            HFS INCORPORATED AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                                               CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                                     (In thousands)


                                                                                    MARCH 31,        DECEMBER 31,
ASSETS                                                                                1996             1995
- -----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                             $   81,432   $   16,109
Royalty accounts and notes receivable, net of
     allowance for doubtful accounts                                                      59,917       37,326
Marketing and reservation receivables, net of
     allowance for doubtful accounts                                                      35,829       22,297
Relocation receivables                                                                    44,043       51,180
Other current assets                                                                      35,060       21,304
Deferred income taxes                                                                     23,192       20,200
                                                                                       ----------   ---------
     Total current assets                                                                279,473      168,416

Property and equipment, net                                                               72,380       67,892
Franchise agreements, net                                                                564,057      517,218
Excess of cost over fair value of net assets
     acquired, net                                                                       411,090      356,754
Other assets                                                                              71,148       55,528
                                                                                      ----------   ---------
     TOTAL ASSETS                                                                     $1,398,148   $1,165,808
                                                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and other                                                            $  101,990   $   84,000
Income taxes payable                                                                      51,591       38,640
Current portion of long-term debt                                                          2,352        2,249
                                                                                       ----------   ---------
     Total current liabilities                                                           155,933      124,889

Long-term debt                                                                           554,373      300,778
Other liabilities                                                                         16,842       17,150
Deferred income taxes                                                                     82,800       82,800
Commitments and contingencies

Series A Adjustable Rate Preferred Stock of Century 21                                      --         80,000

STOCKHOLDERS' EQUITY
Preferred stock                                                                             --           --
Common stock                                                                               1,027        1,025
Additional paid-in capital                                                               480,751      475,562
Retained earnings                                                                        106,422       83,604
                                                                                      ----------   ----------
     Total stockholders' equity                                                          588,200      560,191
                                                                                      ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,398,148   $1,165,808
                                                                                      ==========   ==========

               -See notes to consolidated financial statements-

                       HFS INCORPORATED AND SUBSIDIARIES
- ------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------------------------
                   (In thousands, except per share amounts)






                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -------------------
                                                      1996       1995
                                                   --------   --------

REVENUE:
    Franchise                                      $ 95,001   $ 66,155
    Other                                            29,544      7,998
                                                   --------   --------

       Total revenue                                124,545     74,153
                                                   --------   --------

EXPENSES:
    Marketing and reservation                        31,618     29,357
    Selling, general and administrative              26,354      8,086
    Ramada license fee                                4,889      4,513
    Depreciation and amortization                    10,186      6,556
    Interest                                          5,995      5,099
    Other                                             5,883        102
                                                   --------   --------

       Total expenses                                84,925     53,713
                                                   --------   --------

Income before income taxes and minority interest     39,620     20,440
Provision for income taxes                           16,006      8,378
                                                   --------   --------
Income before minority interest                      23,614     12,062
Minority interest - preferred dividend                  796       --
                                                   --------   --------

Net income                                         $ 22,818   $ 12,062
                                                   ========   ========

SHARE INFORMATION (FULLY DILUTED):

Net income per share                               $    .20   $    .12
                                                   ========   ========

Weighted average common and common
    equivalent shares outstanding                   121,088    102,556
                                                   ========   ========









               -See notes to consolidated financial statements-

                       HFS INCORPORATED AND SUBSIDIARIES
- ------------------------------------------------------------------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------
                                (In thousands)




                                           Common Stock               Additional
                                    --------------------------         Paid In         Retained
                                     Shares            Amount          Capital         Earnings             Total
                                    --------         ---------       -----------      -----------       -----------
Balance, January 1, 1996             102,539         $   1,025       $   475,562      $    83,604       $   560,191

Exercise of stock options                236                 2             2,215               --             2,217


Tax benefit from exercise
    of stock options                      --                --             2,882               --             2,882

Conversion of 4 1/2% Notes                 5                --                92               --                92

Net income                                --                --                --           22,818            22,818
                                    --------         ---------       -----------      -----------        ----------

Balance, March 31, 1996              102,780         $   1,027       $   480,751      $   106,422        $  588,200
                                    ========         =========       ===========      ===========        ==========






















               -See notes to consolidated financial statements-

                       HFS INCORPORATED AND SUBSIDIARIES
- ------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------
                                (In thousands)



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                              1996         1995
                                                          ---------    ---------
OPERATING ACTIVITIES:
     Net income                                           $  22,818    $  12,062
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization, including
            amortization of deferred financing costs         10,556        6,870
         Decrease in accured acquisition obligations         (8,239)      (1,826)
         Changes in operating assets and liabilities
            and other                                       (13,053)      (8,110)
                                                          ---------    ---------

              Net cash provided by operating activities      12,082        8,996
                                                          ---------    ---------


INVESTING ACTIVITIES:
     Property and equipment additions                        (7,075)      (2,191)
     Loans and investments                                  (10,000)     (12,827)
     Net assets acquired, exclusive of cash acquired        (99,959)        --
                                                          ---------    ---------

              Net cash used in investing activities        (117,034)     (15,018)
                                                          ---------    ---------


FINANCING ACTIVITIES:
     Redemption of Series A Preferred Stock                 (80,000)        --
     Principal payments - long-term debt                       (545)        (415)
     Issuance of common stock                                 2,217        1,347
     Proceeds from borrowings, net                          248,603        4,808
                                                          ---------    ---------

              Net cash provided by financing activities     170,275        5,740
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents         65,323         (282)
Cash and cash equivalents, beginning of period               16,109        5,956
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  81,432    $   5,674
                                                          =========    =========




               -See notes to consolidated financial statements-

                       HFS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1.   Basis of Presentation

         The consolidated balance sheet of HFS Incorporated (the "Company") as of March 31, 1996, the consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995 and the consolidated statement of stockholders' equity for the three months ended March 31, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The Company engages in the business of franchising guest lodging facilities (lodging segment) and real estate brokerage offices (real estate segment). The principal sources of lodging segment revenue are based upon the annual gross room revenue of franchised properties. The principal sources of real estate segment revenue are based upon franchisee gross commission revenue from real estate sales. As a result, the Company experiences seasonal revenue patterns similar to those of the hotel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements include the accounts and transactions of all wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

         The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The December 31, 1995 consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes thereto, incorporated by reference in the 1995 Annual Report on Form 10-K.

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform with classifications used in 1996.

2.   Acquisitions

         The following completed or pending acquisitions were or will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were or will be recorded at their estimated fair values. The results of operations of acquisitions completed during the three months ended March 31, 1996 have been included in the Company's consolidated results since the respective dates of acquisition.

         A. TRAVELODGE - On January 23, 1996, the Company purchased the assets comprising the Travelodge hotel franchise system ("Travelodge") in North America , including the Travelodge(R) and Thriftlodge(R) service marks and the franchise agreements from Forte Hotels, Inc. ("FHI") for $39.3 million.

         Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary, (collectively "MOA"), purchased 20 Travelodge motels from FHI for

     $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge and Ramada franchise agreements for nineteen and one acquired motels, respectively. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by a parent company of MOA and secured by approximately 80% of MOA's outstanding common stock.

         In addition, National Lodging Corp. ("NLC"), formerly National Gaming Corp., a former wholly owned Company subsidiary which was distributed to the Company shareholders on November 22, 1994 (the "Distribution Date"), purchased all of the capital stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with NLC's acquisition, the Company guaranteed $75 million of NLC borrowings under a $125 million revolving credit facility entered into by NLC with certain banks. The Company is to be paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company pursuant to a financing agreement entered into between NLC and the Company at the Distribution Date (the "Financing Agreement"). The Financing Agreement was modified to provide expressly for the guaranty of such NLC borrowings. The Company and NLC terminated or modified other agreements entered into with NLC at the Distribution Date, including a gaming related marketing services agreement and an advisory agreement. NLC paid the Company an advisory fee of approximately $2 million in January 1996 in connection with NLC's acquisition of FHI.

         B. ERA - On February 12, 1996, the Company purchased the assets comprising the Electronic Realty Associates ("ERA") residential real estate brokerage franchise system for approximately $38.0 million. The Company has also entered into an agreement to purchase the ERA affiliates which conduct the ERA home warranty business in eight states for $9.2 million, subject to certain working capital adjustments. The purchase of these affiliates is subject to the approval of certain state insurance authorities and is expected to be completed during the second quarter of 1996.

         C. CENTURY 21 NON-OWNED REGIONS - During the second quarter of 1996, the Company purchased from four independent master licensees, the six U.S. non-owned Century 21 regions ("Century 21 NORS") consisting of more than 1,000 franchised real estate offices. The aggregate purchase price was $95 million in cash and approximately 0.9 million shares of Company common stock.

         D. PENDING ACQUISITION OF COLDWELL BANKER - On May 2, 1996, the Company entered into an agreement to acquire by merger (the "Merger") Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company agreed to pay $640 million in cash for all of the outstanding capital stock of Coldwell Banker and to repay approximately $100 million of indebtedness of Coldwell Banker. The aggregate purchase price for the transaction will be financed through the sale of Company common stock (see Note 5). While completion of this transaction is not assured, the Company expects that the transaction will be completed on or about May 31, 1996. The Merger, if consummated, will be accounted for under the purchase method of accounting.

         Immediately following the closing of the Merger, the Company expects to convey Coldwell Banker's 318 owned real estate brokerage offices (the "Owned Brokerage Business") to an independent trust (the "Trust") governed by independent trustees. The Company expects to incur approximately $16 million of restructuring expenses ($11.6 million net of tax) related to the contribution to the Trust and relocation of Company headquarters in the second quarter of 1996.

     Pro Forma Information:

         The following information reflects the comparative pro forma statements of operations of the Company for the three months ended March 31, 1996 and 1995 assuming the following transactions occurred on January 1, 1995: (i) the August 1, 1995 acquisition of Century 21 Real Estate Corporation ("Century 21"); (ii) the acquisition by merger in May 1995 of Casino & Credit Services, Inc.'s gambling patron credit information business, Central Credit Inc. ("CCI"); (iii) the acquisitions of Travelodge, ERA and the Century 21 NORS; (iv) the Merger; (v) proceeds from the proposed May 1996 offering of Company common stock (see Note 5) and the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 (the "4 3/4% Notes") to the extent such proceeds were used or are expected to be used to finance acquisitions. The acquisitions have been or will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed will be recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements, the elimination of redundant costs and the related income tax effects. The August 31, 1995 acquisition of the Knights Inn franchise system is immaterial and therefore is not reflected in the 1995 pro forma statement of operations.

                                                                         March 31,
                                                               ----------------------------
     (000's, except net income per share)                          1996              1995
                                                               ----------          --------
     Revenue                                                   $  181,829        $  159,998
     Income before income taxes and minority interest              51,625            32,335
     Net income                                                    30,025            18,159
     Net income per share (fully diluted)                             .23               .15
     Weighted average common and common equivalent shares
                outstanding (fully diluted)                       135,711           131,921

3.   Income Taxes

         The effective income tax rate is based on estimated annual taxable income and other factors.

4.   Earnings per Share

         Earnings per share for the three months ended March 31, 1996 and 1995 are based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The $240 million 4 3/4% Notes issued in February 1996 are antidilutive for the three months ended March 31, 1996 and, accordingly, are not included in the computation of earnings per share for 1996. The $150 million 4 1/2% convertible senior notes (the "4 1/2% Notes") issued in October 1994 are antidilutive for the three months ended March 31, 1995 and, accordingly, are not included in the computation of earnings per share for 1995. For purposes of calculating earnings per share, interest expense, including amortization of deferred financing costs (net of taxes) associated with the 4 1/2% Notes has been added back to net income.

5.   Stockholders' Equity

    A. AUTHORIZED SHARES - On January 22, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300 million.

    B. PENDING PUBLIC OFFERING - On May 9, 1996, the Company filed a prospectus supplement pursuant to an effective Registration Statement on Form S-3 for the public offering of approximately 15 million shares of Company common stock (the "Offering"). Net proceeds from the Offering will be used to finance the acquisition of Coldwell Banker and for general corporate purposes. The Offering is expected to be completed in May 1996.

6.  Long-Term Debt

         On February 22, 1996, the Company completed the public offering of the 4 3/4% Notes, which are convertible at the option of the holder at any time prior to maturity into 14.993 shares of the Company's common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $66.70 per share. The 4 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 3, 1998 at redemption prices decreasing from 103.393% of principal at March 3, 1998 to 100% of principal at March 3, 2003. However, on or after March 3, 1998 and prior to March 3, 2000, the 4 3/4% Notes will not be redeemable at the option of the Company unless the closing price of the Company's common stock shall have exceeded $93.38 per share (subject to adjustment upon the occurrence of certain events) for 20 trading days within a period of 30 consecutive trading days ending within five days prior to redemption. Interest on the 4 3/4% Notes is payable semi-annually commencing September 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

HFS Incorporated (the "Company") began 1996 as the world's largest franchisor of lodging facilities and real estate brokerage offices. In 1996, the Company continued to pursue its strategy of adding franchise brands to its existing franchise infrastructure with several acquisitions including the pending acquisition of Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of relocation services. The Company continues to pursue acquisitions and other strategic transactions in its two primary industries and other franchise or franchisable businesses.


RESULTS OF OPERATIONS -- REVENUE OVERVIEW

Company revenue increased 68% ($50.4 million) to $124.5 million in the first quarter of 1996 compared to $74.2 million in the first quarter of 1995. Approximately $21.2 million of the increase represented incremental franchise fees from the Company's real estate segment including revenue generated from the CENTURY 21(R) and Electronic Realty Associates(R) (ERA(R)) franchise systems which were acquired in August 1995 and February 1996, respectively. Preferred vendor revenue also increased $9.8 million representing a 231% increase.

     LODGING

     Lodging segment franchise fees and the royalty portion of franchise fees increased $7.6 million (11.5%) and $6.0 million (19.6%), respectively, in the first quarter of 1996 compared to the same period in 1995. Once again, room growth represented the most significant revenue outcome driver contributing to the increase. The Company added 57,061 rooms, net of terminations, during the twelve months ended March 31, 1996, representing a 13.4% increase from March 31, 1995. In the first quarter of 1996 total system revenue per available room ("REVPAR") increased 3.5% driven primarily by a 2.5% increase in total system average daily rate from the first quarter 1995 to 1996. Additionally, the average royalty rate for the first quarter of 1996 increased 2.4% when compared to the same period in 1995.

     REAL ESTATE

     The real estate segment contributed $21.2 million of franchise fees for the first quarter of 1996 including approximately $19.2 million from the CENTURY 21 franchise system acquired in August 1995 and approiximately $2.0 million from the ERA franchise system acquired on February 12, 1996.

     OTHER

     Other revenue was substantially comprised of fees from preferred vendor arrangements, which consists of revenue generated from vendors seeking access to the Company's franchisees and franchisees' customers. Preferred vendor revenue increased $9.8 million (231%) from the first quarter of 1995 to the first quarter of 1996. Other revenue also includes $3.4 million of relocation services fees and $1.7 million of home warranty product sales from businesses acquired in connection with the acquisitions of CENTURY 21 and ERA franchise systems.

RESULTS OF OPERATIONS - EXPENSES AND INCOME

     1Q96 VS 1Q95

     Income before income taxes and minority interest increased $19.2 million (94%) resulting from a $50.4 million increase in revenue net of a $31.2 million (58%) increase in expenses.

     Selling, general and administrative expenses ("SG&A") increased $18.3 million for the first quarter of 1996 over the comparable period in 1995, primarily as a result of $12.8 million of incremental expenses attributable to real estate segment operations including CENTURY 21 and ERA following their respective August 1995 and February 1996 acquisitions. The $2.3 million increase in marketing and reservation expenses includes a $0.7 million increase in marketing fees from franchised lodging properties and a $1.6 million contribution by the Company to the CENTURY 21 National Advertising Fund ("NAF"), a dedicated advertising fund for national and local marketing. Contractually, Century 21 is obligated to contribute 10% of net service fees received to the NAF.

     Depreciation and amortization for the first quarter of 1996 increased $3.6 million when compared to the same period in 1995 which is primarily attributable to amortization of fixed assets, franchise agreements and excess of cost over fair value of net assets acquired ("goodwill") in connection with the acquisitions of the CENTURY 21, ERA, Knights Inn(R) and Travelodge(R) franchise systems and CCI and the issuance of Company common stock in September 1995, pursuant to an earnout agreement entered into with Bryanston Group, Inc. ("Bryanston"), an affiliate of the sellers of the Days Inn(R) franchise system. Such issuance to Bryanston resulted in additional goodwill and related amortization, commencing in September 1995.

     Interest expense for the first quarter of 1996 increased $0.9 million as a result of increased borrowings due to the acquisition of Century 21 Real Estate Corporation ("Century 21") in 1995 and the acquisitions of the ERA and Travelodge franchise systems in the first quarter of 1996, reduced in part by the Company's lower average borrowing rate for comparative periods. The Company's weighted average effective interest rate decreased from 5.9% in the first quarter 1995 to 5.3% in the first quarter of 1996 as a result of the issuance of $240 million 4 3/4% Convertible Senior Notes ("4 3/4% Notes"). Outstanding borrowings at March 31, 1996 were substantially comprised of fixed rate debt securities.

     PRO FORMA RESULTS OF OPERATIONS

     The 65% ($11.9 million) increase in pro forma net income from the first quarter of 1995 to 1996 primarily results from a $21.8 million increase in revenue and only a $2.5 million increase in total expenses. The revenue increase includes a $7.6 million (6.6%) increase in combined lodging and real estate franchise fees. The increase in lodging segment franchise fees resulted substantially from system growth during periods of Company ownership and the increase in real estate segment franchise fees resulted from increases in gross commission revenue from comparable franchised brokerage offices. The increase in pro forma other income is primarily attributable to the $9.8 million increase in the Company's reported preferred vendor revenue, which excludes the pro forma benefits that may be contributed from preferred vendors seeking access to the Company's newly acquired franchisees.


LIQUIDITY AND CAPITAL RESOURCES

     ACQUISITIONS

     COLDWELL BANKER - On May 2, 1996, the Company entered into an agreement to acquire by merger Coldwell Banker for $640 million of cash plus repayment of approximately $100 million of indebtedness. Coldwell

     Banker franchises 2,164 brokerage offices and owns 318 residential real estate brokerage offices ("Owned Brokerage Business") in the United States, Canada and Puerto Rico, representing the third largest real estate brokerage system in the United States. While completion of this transaction is not assured, the Company expects that the transaction will be completed on or about May 31, 1996.

     The Company intends to finance the Coldwell Banker transaction with proceeds from a public offering of approximately 15 million shares of its common stock in May 1996. On May 9, 1996, the Company filed a prospectus supplement to an effective shelf registration of up to $1.0 billion of equity and debt securities. Proceeds in excess of the purchase price and remaining availability under the shelf offering may be used for general corporate purposes or future acquisitions and strategic transactions in franchise or franchisable businesses. Immediately following the closing of the merger, the Company expects to convey the Owned Brokerage Business to an independent trust (the "Trust") governed by independent trustees. The Company expects to incur approximately $16 million of restructuring expenses ($11.6 million net of tax) related to the contribution of the Trust and relocation of Company headquarters in the second quarter of 1996.

     CENTURY 21 NON-OWNED REGIONS - During the second quarter of 1996, the Company completed the acquisition of the six U.S. non-owned CENTURY 21 regions owned by four independent master licensees. The aggregate purchase price consisted of approximately $95 million of cash and approximately 0.9 million shares of the Company's common stock. These regions represent more than 1,000 CENTURY 21 franchised real estate offices in the United States and the acquisitions result in the Company receiving royalty fees of up to 6% of franchisee gross commissions generated by such offices compared to less than 1% previously received under the master licensing agreements. The cash portion of the aggregate purchase price was financed with proceeds from the issuance of the 4 3/4% Notes.

     ERA - On February 12, 1996, the Company purchased the assets comprising the ERA residential real estate brokerage franchise system for approximately $38.0 million and entered into an agreement to purchase ERA affiliates which conduct the ERA home warranty business in eight states for $9.2 million, subject to certain working capital adjustments. The purchase price was financed by borrowings under the Company's revolving credit facility and subsequently repaid with proceeds from the issuance of the 4 3/4% Notes.

     CENTURY 21 - On August 1, 1995, a majority-owned Company subsidiary, C21 Holding Corp. ("Holding"), acquired Century 21 from Metropolitan Life Insurance Company ("MetLife") for an aggregate purchase price of $245 million plus expenses. The Company financed the $30 million contingent portion of the purchase price and $80 million redemption of Century 21 redeemable preferred stock issued to MetLife prior to the acquisition with proceeds from the 4 3/4% Notes.

     TRAVELODGE - On January 23, 1996, the Company purchased the assets comprising the Travelodge hotel franchise system in North America, including the Travelodge and Thriftlodge(R) service marks and franchise agreements, from Forte Hotels, Inc. ("FHI") for $39.3 million. The Company financed the acquisition with borrowings under its revolving credit facility and repaid the borrowings with proceeds from the 4 3/4% Notes.

     Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary (collectively "MOA"), purchased 20 Travelodge motels from FHI for $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge and Ramada franchise agreements for nineteen and one acquired motels, respectively. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by the parent company of MOA and secured by approximately 80% of MOA's outstanding common stock.

     In addition, NLC purchased all of the capital stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with NLC's acquisition, the Company guaranteed $75 million of NLC borrowings under a $125 million revolving credit facility entered into by NLC with certain banks. The Company is to be paid a guarantee fee of 2% per annum of outstanding guarantee commitment by the Company pursuant to a Financing Agreement.

     Concurrent with the acquisition of the Travelodge franchise system and NLC's acquisition of FHI, the marketing and advisory agreements between the Company and NLC were terminated. The corporate services agreement was modified to provide that the Company is to provide financial and other corporate administrative support and advisory services through September 1996 and thereafter advisory services through January 2019 for a fee of $1.5 million per year. NLC paid the Company a $2.0 million advisory fee in connection with NLC's acquisition of FHI.

     FINANCING

     During the Company's seasonally weakest quarter of cash flow, the Company generated $12.1 million of cash flow from operations, representing a $3.1 million (34%) increase from the first quarter of 1995. First quarter 1996 cash flow from operations included $6.4 million of acquisition related expenditures in excess of similar expenditures in the first quarter 1995. First quarter 1996 also included $4.5 million of payments to real estate franchisees under gross commission incentive programs which are remitted once annually. Additional liquidity is available to the Company through a revolving credit facility which provides up to a maximum of $300 million and $200 million of unsecured borrowings through December 1996 and 1997, respectively, at interest rates generally approximating LIBOR plus a margin not to exceed 0.63% based on the Company's published credit rating and percentage of facility utilized. At March 31, 1996, the Company had $284.0 million of available borrowings under the revolving credit facility.

     Working capital at March 31, 1996 approximated $123.5 million, representing an $80.0 million increase from December 31, 1995. The increase in working capital is primarily a result of the excess proceeds received from the issuance of the 4 3/4% Notes. Additionally, included in working capital at March 31, 1995 is $44.0 million in relocation receivables relating to the Company's relocation services business acquired as part of the acquisition of Century 21. Outstanding relocation receivables are guaranteed by client corporations and accordingly are, in the opinion of the Company, subject to minimal risk.

     On February 22, 1996, the Company completed the public offering of the 4 3/4% Notes, which are convertible at the option of the holder at any time prior to maturity into 14.993 shares of the Company's common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $66.70 per share. The 4 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 3, 1998 at a redemption price decreasing from 103.393% of principal at March 3, 1998 to 100% of principal at March 3, 2003. However, on or after March 3, 1998 and prior to March 3, 2000, the 4 3/4% Notes will not be redeemable at the option of the Company unless the closing price of the Company's common stock shall have exceeded $93.38 per share (subject to adjustment upon the occurrence of certain events) for 20 trading days within a period of 30 consecutive trading days ending within five days prior to redemption. Interest on the 4 3/4% Notes is payable semi-annually commencing September 1, 1996. Standard & Poors Corporation and Moody's Investors Service Inc. assigned investment grade ratings of A- and Baa2, respectively to the 4 3/4% Notes and Standard & Poors Corporation subsequently upgraded the credit rating for the Company's existing public debt issues to A.

     In 1994, the Company issued $150 million 4 1/2% Convertible Senior Notes due 1999 (the "4 1/2% Notes") which are convertible at the option of the holders into 55.106 shares of the Company's common stock per $1,000 principal amount of the 4 1/2% Notes, representing a conversion price of $18.15 per share. The 4 1/2% Notes are redeemable at the option of the Company in whole or in part at any time on or after October 1, 1997 at a redemption price of 101.125% of principal if redeemed prior to September 30, 1998 or 100% of principal any time thereafter until maturity. The Company also has outstanding $150 million 5 7/8% Senior Notes (the

     "Senior Notes") due December 1998. Interest on each of the 4 1/2% Notes and the Senior Notes is paid semi-annually.

     Long-term debt, which consists primarily of publicly issued debt, approximated $556.7 million at March 31, 1996 representing an increase of approximately $253.7 million from December 31, 1995 primarily due to the issuance of the 4 3/4% Notes. The weighted average stated interest rate on long-term debt at March 31, 1996 was 5.0% compared to the weighted average stated interest rate of 5.2% at December 31, 1995.

     Capital expenditures approximating $7.1 million during the first quarter of 1996 consisted primarily of the cost of software development and computer equipment associated with a new transaction data base and reporting system for Century 21 and additions and modifications to the hotel brands' central reservation systems.

     The Company believes that based upon its analysis of its financial position, its cash flow during the past twelve months and the expected results of operations in the future, operating cash flow, available funding under the revolving credit facility and issuances of securities in the capital markets, if appropriate, will be adequate to fund operations, investments and acquisitions of other franchise related businesses for the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of the Company was held on January 22, 1996 and in connection therewith, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. At the meeting, the following were voted upon and approved:

1. Approval and adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 100,000,000 shares to 300,000,000 shares;

2. Approval of an amendment to the Company's Amended and Restated 1993 Stock Option Plan, as amended to date;

3. Approval of an incentive bonus arrangement with respect to Henry R. Silverman, Chairman and Chief Executive Officer of the Company, and

4. Approval of an incentive bonus arrangement with respect to Robert W. Pittman, a Director of the Company and Chief Executive Officer of Century 21 Real Estate Corporation, a subsidiary of the Company.

The results of the voting on each such matter is as follows:

1.    Increase in authorized stock:

               For:          33,356,594              Against:   5,991,551
               Abstained:       223,056

2.    Amendment to Amended and Restated 1993 Stock Option Plan:

               For:          28,715,011              Against:   8,892,398
               Abstained:       226,607

3.    Incentive bonus arrangement for Henry R. Silverman:

               For:          37,651,797              Against:   1,661,884
               Abstained:       257,520

4.    Incentive bonus arrangement for Robert W. Pittman:

               For:          37,913,655              Against:   1,400,841
               Abstained:       256,705

There were no broker non-votes.

ITEM 5. OTHER INFORMATION


                       HFS INCORPORATED AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED FINANCIAL INFORMATION


The pro forma consolidated balance sheet as of March 31, 1996 is presented as if the following transactions had occurred on March 31, 1996:
     (1) the acquisition of the common stock of Coldwell Banker (the "Merger");
     (2) the receipt of proceeds from an offering of the Company's common stock (the "Offering") to the extent necessary to fund the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses;
     (3) the acquisition of the six non-owned Century 21 regions
         ("Century 21 NORS");

The pro forma statements of operations for the three months ended March 31, 1996 and 1995 are presented as if the above transactions and the acquisitions of the Travelodge and ERA franchise systems and the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 to the extent such proceeds were used to finance these acquisitions, had occurred on January 1, 1995. The pro forma statement of operations for the three months ended March 31, 1995 is also presented as if the August 1, 1995 acquisition of Century 21 and the acquisition by merger (the "CCI Merger") in May 1995 of Casino & Credit Services, Inc's gambling patron credit information business, Central Credit Inc. ("CCI") had occurred on January 1, 1995.

The acquisitions have been or will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been or will be recorded at their estimated fair values which are subject to further refinement, including appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Management does not expect that the final allocation of the purchase price for the above acquisitions will differ materially from the preliminary allocations. The Company has entered into certain immaterial transactions which are not reflected in the pro forma statements of operations.

The pro forma consolidated financial statements do not purport to present the financial position or results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition to the cost savings reflected in the pro forma consolidated statement of operations, the pro forma consolidated statement of operations does not reflect certain additional cost savings and revenue enhancements that management believes may be realized following the acquisitions. These savings are expected to be realized primarily through the restructuring of franchise services of the acquired companies as well as revenue enhancements expected through leveraging of the Company's preferred vendor programs. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that actually will be realized. In addition, there can be no assurance the Company will complete the acquisition of Coldwell Banker, in which case the Company would retain the proceeds from the Offering for general corporate purposes, including acquisitions.

The pro forma consolidated financial statements do not reflect approximately $16 million of expenses which the Company expects to incur following the acquisition of Coldwell Banker relating to the contribution of Coldwell Banker's 318 owned real estate brokerage offices ("Owned Brokerage Business") to an independent trust (the "Trust") and the relocation of Company headquarters.

The pro forma consolidated financial statements are based on certain assumptions and adjustments described in the Notes to Pro Forma Consolidated Balance Sheet and Statement of Operations and should be read in conjunction therewith and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                       HFS INCORPORATED AND SUBSIDIARIES
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 1996
                                (IN THOUSANDS)

                                                       HISTORICAL
                                                        COLDWELL          CENTURY 21      PRO FORMA
                                            HFS          BANKER              NORS       ADJUSTMENT (A)       PRO FORMA
                                       -----------    -----------         ---------     --------------     ------------
ASSETS
Current assets
    Cash and cash equivalents          $    81,432    $    23,149         $   3,933      $  (99,832)       $     8,682
    Royalty accounts and notes
        receivable, net                     59,917         11,045             7,776         (10,997)            67,741
    Relocation receivables                  44,043         83,670                 -               -            127,713
    Marketing and reservation
        receivables, net                    35,829              -                 -               -             35,829
    Other current assets                    35,060          4,742               738             792             41,332
    Deferred income taxes                   23,192          4,541                 -          (4,541)            23,192
                                       -----------    -----------         ---------      -----------       -----------
Total current assets                       279,473        127,147            12,447        (114,578)           304,489
Property and equipment-net                  72,380         63,210             3,538         (41,748)            97,380
Franchise agreements-net                   564,057              -                 -          11,000            575,057
Excess of cost over fair value of
    net assets acquired-net                411,090         35,275                 -         135,784            582,149
Intangible assets - Coldwell Banker              -              -                 -         702,935            702,935
Deferred income taxes                            -          9,503                 -          (9,503)             3,695
                                                                                              3,695
Other assets                                71,148         11,020             4,522          (5,308)            81,382
                                       -----------    -----------         ---------      -----------       -----------
Total                                  $ 1,398,148    $   246,155         $  20,507      $  682,277        $ 2,347,087
                                       ===========    ===========         =========      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and other
      accrued liabilities              $   101,990    $   112,952         $   6,442      $  (43,465)       $   177,919
    Income taxes payable                    51,591          8,175                 -          (8,175)            51,591
    Accrued acquisition obligations              -              -                 -           9,499              9,499
    Current portion of long-term debt        2,352         33,370                35         (12,875)            22,822
                                       -----------    -----------         ---------      -----------       -----------
Total current liabilities                  155,933        154,497             6,477         (55,016)           261,891
                                       -----------    -----------         ---------      -----------       -----------

Long-term debt                             554,373        133,316               328        (133,063)           554,954

Other non-current liabilities               16,842          5,860                95          (2,555)            20,242
Deferred income taxes                       82,800              -                 -                -            82,800

STOCKHOLDERS' EQUITY
    Common stock                             1,027             58                77               11             1,173
    Additional paid-in capital             480,751         59,124               104          779,626         1,319,605
    Retained earnings (deficit)            106,422       (106,700)           13,426           93,274           106,422
                                       -----------    -----------         ---------      -----------       -----------
Total stockholders' equity (deficit)       588,200        (47,518)           13,607          872,911         1,427,200
                                       -----------    -----------         ---------      -----------       -----------
Total                                  $ 1,398,148    $   246,155         $  20,507      $   682,277       $ 2,347,087
                                       ===========    ===========         =========      ===========       ===========

- ---------------

   Note: Certain reclassifications have been made to the historical balance sheets of acquired companies to conform with the Company's classification.

             See notes to pro forma consolidated balance sheet and
                           statement of operations.

                        HFS INCORPORATED AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                               HISTORICAL
                                           ----------------------------------------------
                                                               COLDWELL        1996          PRO FORMA
                                               HFS              BANKER    ACQUISITIONS(1)   ADJUSTMENTS      PRO FORMA
                                           -----------       -----------  ---------------  -------------   ------------
REVENUE:
      Franchise                            $    95,001       $    13,010    $     8,899    $    5,497 (B)  $   122,407
      Owned brokerage                                -           112,283              -      (112,283)(C)            -
      Relocation                                 2,960            20,537            719             -           24,216
      Other                                     26,584             7,079          1,543             -           35,206
                                           -----------       -----------    -----------    ----------      -----------
          Total revenue                        124,545           152,909         11,161      (106,786)         181,829
                                           -----------       -----------    -----------    -----------     -----------

EXPENSES:
      Marketing and reservation                 31,618                 -          1,050             -           32,668
      Selling, general and administrative       26,354             6,991          8,636        (5,602)(D)       36,379
      Ramada license fee                         4,889                 -              -             -            4,889
      Owned brokerage                                -           117,507              -       117,507)(C)           -
      Depreciation and amortization             10,186             5,273            368         3,469 (E)       19,296
      Interest                                   5,995             2,125          1,493        (2,343)(F)        7,270
      Relocation                                 2,298            18,970            641             -           21,909
      Other                                      3,585             3,444            764             -            7,793
                                           -----------       -----------    -----------    ----------      -----------
          Total expenses                        84,925           154,310         12,952      (121,983)         130,204
                                           -----------       -----------    -----------    -----------     -----------
Income (loss) before income taxes and
      minority interest                         39,620            (1,401)        (1,791)       15,197           51,625
Provision (benefit) for income taxes            16,006              (556)             -         5,354 (H)       20,804
                                           -----------       -----------    -----------   -----------      -----------
Income (loss) before minority interest          23,614              (845)        (1,791)        9,843           30,821
Minority interest-preferred dividend               796                 -              -             -              796
                                           -----------       -----------    -----------   -----------      -----------
Net income (loss)                          $    22,818       $      (845)    $   (1,791)  $     9,843      $    30,025
                                           ===========       ===========    ===========   ===========      ===========


PER SHARE INFORMATION (FULLY DILUTED)
      Net income                           $       .20                                                     $       .23
                                           ===========                                                     ===========

      Weighted average common
          and common equivalent
          shares outstanding                   121,088                                         14,623 (J)      135,711
                                           ===========                                    ===========      ===========


- ---------------

Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification

(1) Represents the acquisitions of the Travelodge and ERA franchise systems and the Century 21 NORS (collectively, the "1996
         Acquisitions").

      See notes to pro forma consolidated balance sheet and statement of operations.

                       HFS INCORPORATED AND SUBSIDIARIES
     HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS OF 1996 ACQUISITIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (IN THOUSANDS)


                                            CENTURY 21
                                               NORS       TRAVELODGE(1)    ERA (1)        TOTAL
                                           -----------    ----------     ----------     ----------
REVENUE:
    Franchise                              $     5,936    $      688     $    2,275     $    8,899
    Relocation                                       -             -            719            719
    Other                                          341             -          1,202          1,543
                                           -----------    ----------     ----------     ----------
        Total revenue                            6,277           688          4,196         11,161
                                           -----------    ----------     ----------     ----------
EXPENSES:
    Marketing and
         reservation                               597           453              -          1,050
    Selling, general and
        administrative                           6,061            99          2,476          8,636
    Depreciation and
        amortization                               232             -            136            368
    Interest                                         2             -          1,491          1,493
    Relocation                                       -             -            641            641
    Other                                            -             -            764            764
                                           -----------    ----------     ----------     ----------
        Total expenses                           6,892           552          5,508         12,952
                                           -----------    ----------     ----------     ----------
Income (loss) before
    income taxes                                  (615)          136         (1,312)        (1,791)
Provision for income taxes                           -             -              -              -
                                           -----------    ----------     ----------     ----------
Net income (loss)                          $      (615)   $      136     $   (1,312)    $   (1,791)
                                           ===========    ==========     ==========     ==========




- ---------------

Note: Certain reclassifications have been made to the historical results of the 1996 Acquisitions to conform with the Company's classification.

(1) Reflects results of operations for the period from January 1, 1996 to the respective dates of acquisition.

             See notes to pro forma consolidated balance sheet and
                           statement of operations.

                       HFS INCORPORATED AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                             HISTORICAL
                                           --------------------------------------------
                                                               COLDWELL      ACQUIRED       PRO FORMA
                                                HFS             BANKER       COMPANIES     ADJUSTMENTS       PRO FORMA
                                           -----------       -----------    -----------    -----------     ------------
REVENUE:
      Franchise                            $    66,155       $    11,353    $    32,855    $    4,434 (B)  $   114,797
      Owned brokerage                                -            94,337              -       (94,337)(C)           -
      Relocation                                     -            16,776          3,021             -           19,797
      Other                                      7,998             4,971         12,435             -           25,404
                                           -----------       -----------    -----------    ----------      -----------
          Total revenue                         74,153           127,437         48,311       (89,903)         159,998
                                           -----------       -----------    -----------    ----------      -----------
EXPENSES:
      Marketing and reservation                 29,357                 -          4,993             -           34,350
      Selling, general and administrative        8,086             8,538         35,691       (14,477)(D)       37,838
      Ramada license fee                         4,513                 -              -             -            4,513
      Owned brokerage                                -           104,980              -      (104,980)(C)            -
      Depreciation and amortization              6,556             5,934          3,183         2,612 (E)       18,285
      Interest                                   5,099             1,486          2,168          (476)(F)        8,277
      Relocation                                     -            14,534          2,715             -           17,249
      Other                                        102             2,872          4,454          (277)(G)        7,151
                                           -----------       -----------    -----------     ---------      -----------
          Total expenses                        53,713           138,344         53,204      (117,598)         127,663
                                           -----------       -----------    -----------     ---------      -----------

Income (loss) before income taxes and
      minority interest                         20,440          (10,907)        (4,893)        27,695           32,335
Provision (benefit) for income taxes             8,378           (4,675)          (356)        10,008 (H)       13,355
                                           -----------       -----------    -----------   -----------      -----------
Income (loss) before minority interest          12,062           (6,232)        (4,537)        17,687           18,980
Minority interest-preferred dividend                 -                 -              -           821 (I)          821
                                           -----------       -----------    -----------   -----------      -----------
Net income (loss)                          $    12,062       $   (6,232)    $   (4,537)   $    16,866      $    18,159
                                           ===========       ===========    ===========   ===========      ===========

PER SHARE INFORMATION (FULLY DILUTED)
      Net income                           $       .12                                                     $       .15
                                           ===========                                                     ===========

      Weighted average common
          and common equivalent
          shares outstanding                   102,556                                         29,365 (J)      131,921
                                           ===========                                    ===========      ===========

- ---------------

Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification

             See notes to pro forma consolidated balance sheet and
                           statement of operations.

                       HFS INCORPORATED AND SUBSIDIARIES
                HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                             OF ACQUIRED COMPANIES
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                (IN THOUSANDS)

                                                          CENTURY 21
                                   CCI      CENTURY 21      NORS         TRAVELODGE      ERA        TOTAL
                                ---------  -----------    ----------     ----------
REVENUE:
    Franchise                   $       -  $    18,940    $    5,527     $    3,763     $   4,625   $  32,855
    Relocation                                   2,264             -              -           757       3,021
    Other                           2,310        5,482           314              -         4,329      12,435
                                ---------  -----------    ----------     ----------     ---------   ---------
        Total revenue               2,310       26,686         5,841          3,763         9,711      48,311
                                ---------  -----------    ----------     ----------     ---------   ---------

EXPENSES:
    Marketing and
         reservation                    -        1,802           536          2,655             -       4,993
    Selling, general and
        administrative                  -       23,162         5,488            543         6,498      35,691
    Depreciation and
        amortization                  367        2,201           220              -           395       3,183
    Interest                            -        1,329            15              2           822       2,168
    Relocation                          -        2,000             -              -           715       2,715
    Other                           1,332            -             -              -         3,122       4,454
                                ---------  -----------    ----------     ----------     ---------   ---------
        Total expenses              1,699       30,494         6,259          3,200        11,552      53,204
                                ---------  -----------    ----------     ----------     ---------   ---------
Income (loss) before
    income taxes                      611       (3,808)          (418)          563        (1,841)     (4,893)
Provision (benefit)
     for income taxes                 217         (805)             -           232             -        (356)
                                ---------  ------------   -----------    ----------     ---------   ----------
Net income (loss)               $     394  $    (3,003)   $      (418)   $      331      $ (1,841)  $  (4,537)
                                =========  ============   ============   ==========     =========   ==========




- ---------------

Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification


             See notes to pro forma consolidated balance sheet and
                           statement of operations.

                       HFS INCORPORATED AND SUBSIDIARIES
               NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                            STATEMENT OF OPERATIONS


A.    ACQUISITIONS OF COLDWELL BANKER AND THE CENTURY 21 NORS:

          The purchase price for the Coldwell Banker and the Century 21 NORS have been allocated to assets acquired and liabilities assumed at their estimated fair values. Pro forma adjustments consist of the elimination of certain acquired assets and assumed liabilities, net of the fair value ascribed to such assets and liabilities.

          The Company will acquire Coldwell Banker and the Century 21 NORS for the following consideration ($000's):

                                                                       COLDWELL     CENTURY 21
                                                                        BANKER         NORS           TOTAL
                                                                      ----------    ----------      --------
      Cash consideration (i)                                          $  792,000    $   94,980      $ 886,980
      Issuance of approximately 0.9 million
           shares of Company  common stock                                     -        46,000         46,000
                                                                     -----------    ----------      ---------
      TOTAL PRO FORMA ACQUISITION COST                                   792,000       140,980        932,980
                                                                     -----------    ----------      ---------

      Fair value of net assets acquired:
          Historical book value of acquired companies                    (47,518)       13,607        (33,911)
          Elimination of net assets (liabilities) not acquired
            or assumed:
               Cash and cash equivalents                                  (1,919)       (3,933)        (5,852)
               Accounts and notes receivable                              (3,221)       (7,776)       (10,997)
               Deferred income taxes, current                             (4,541)           --         (4,541)
               Other current assets                                        1,530          (738)           792
               Property and equipment                                    (38,210)       (3,538)       (41,748)
               Deferred income taxes, non current                         (9,503)           --         (9,503)
               Other assets                                                 (786)       (4,522)        (5,308)
               Accounts payable and other                                 37,023         6,442         43,465
               Income taxes payable                                        8,175            --          8,175
               Current portion of long-term debt                          12,840            35         12,875
               Long-term debt                                            132,735           328        133,063
               Other non-current liabilities                               2,460            95          2,555
      Fair value of assets acquired and liabilities assumed:
          Deferred income taxes - non-current (ii)                            --         3,695          3,695
          Franchise agreements                                                --        11,000         11,000
          Accrued acquisition liabilities                                     --        (9,499)        (9,499)
                                                                     -----------    ----------      ---------
          FAIR VALUE OF IDENTIFIABLE  NET ASSETS ACQUIRED                 89,065         5,196        $94,261
                                                                     -----------    ----------      =========
          Intangible assets - Coldwell Banker (iii)                  $   702,935                    $ 702,935
                                                                     ===========                    =========
          Excess of cost over fair value of net
               assets acquired                                                      $  135,784       $135,784
                                                                                    ==========      =========


         (i) The adjustment reflects $640,000 for the acquisition of Coldwell Banker, $20,000 of related expenses and repayment of $132,000 of indebtedness of Coldwell Banker outstanding as of March 31, 1996. The Company expects that $100,000 of such indebtedness will be outstanding and repaid upon consummation of the merger.
         (ii) The pro forma adjustment to deferred income taxes recorded in connection with the acquisitions results from differences in the fair values of assets acquired and liabilities assumed and their respective income taxes bases.
         (iii) The Company has not completed the valuation of franchise agreements and other identifiable intangible assets.

A.    ACQUISITIONS OF COLDWELL BANKER AND CENTURY 21 NORS: (CONTINUED)

      The pro forma adjustments include the elimination of Coldwell Banker and Century 21 NORS stockholders' net deficit, the issuance of approximately
      13.7 million shares to finance the acquisition of Coldwell Banker and approximately 923,000 shares in connection with the acquisition of certain Century 21 NORS entities. The number of shares of Company common stock issued in connection with the acquisition of Coldwell Banker assumes a market value of Company common stock of $60.00 per share and expenses related to the Offering approximating $29.0 million. The adjustment to stockholders' equity is calculated as follows ($000's):

                                                                    ADDITIONAL
                                                        COMMON        PAID-IN        ACCUMULATED
                                                        STOCK         CAPITAL          DEFICIT          TOTAL
                                                      ---------      ---------       -----------     -----------
      Issuance of Company Common Stock                $     146      $ 838,854       $         -     $   839,000
      Elimination of Coldwell Banker
          stockholders' net deficit                         (58)       (59,124)         106,700           47,518
      Elimination of Century 21 NORS
          stockholders' net deficit                         (77)          (104)         (13,426)         (13,607)
                                                      ----------     -----------     -----------     -----------
      Adjustment to stockholders' equity              $      11      $ 779,626       $   93,274      $   872,911
                                                      =========      ===========     ===========     ===========


B.    FRANCHISE REVENUE:

      The pro forma adjustment reflects the elimination of franchise revenue associated with discontinued Century 21 international based operations, the elimination of franchise revenue paid by the Century 21 NORS to Century 21 under sub-franchise agreements and the addition of franchise fees to be received under franchise contracts to be executed with owned brokerage offices upon contribution of the Owned Brokerage Business to the Trust. Pro forma adjustments to franchise revenue consists of the following:

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                             ----------------------------
          Eliminate:                                                            1996                1995
                                                                             ----------         ---------
               Discontinued operations                                       $        -         $      (17)
               Century 21 revenue included as Century 21 NORS
                 (1996 acquisitions) SG&A                                          (878)              (823)
          Add :
               Franchise fees from Owned Brokerage Business                       6,375              5,274
                                                                             ----------         ----------
          Total                                                              $    5,497         $    4,434
                                                                             ==========         ==========


C.    OWNED BROKERAGE REVENUE AND EXPENSES:

      The pro forma adjustments reflect the elimination of revenue and expenses for Coldwell Banker's 318 owned offices involved in the Owned Brokerage Business. The Company intends to contribute the Owned
      Brokerage Business following the acquisition of Coldwell Banker by contributing corresponding net assets to the Trust. The free cash flow of the Trust will be expended at the discretion of the trustees to enhance the growth of funds available for advertising and promotion.

D.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

      The pro forma adjustments eliminate redundant costs associated with the restructuring of franchise services and the resulting termination of certain functions and positions in connection with Company acquisitions. Adjustments are comprised of the following ($000's):

      For the three months ended March 31, 1996:

                                               COLDWELL      CENTURY 21
                                                BANKER         NORS         TRAVELODGE       ERA         TOTAL
                                            ----------     -----------      -----------   ---------     --------
      Payroll and related                    $        -     $     2,147      $    25      $     222     $  2,394
      Professional                                  420             569            4              -          993
      Occupancy                                       -             519            4            102          625
      Conventions and
          meetings                                    -             420                           -          420
      Franchise fees
          (see Note B)                                -             878                           -          878
      Other                                        (372)            503            4            157          292
                                             ----------     -----------      -------      ---------     --------
      TOTAL                                  $       48     $     5,036      $    37      $     481     $  5,602
                                             ==========     ===========      =======      =========     ========


      For the three months ended March 31, 1995:

                                                  COLDWELL     CENTURY 21
                                 CENTURY 21          BANKER       NORS      TRAVELODGE        ERA       TOTAL
                                ------------     ----------   -----------  -----------    ---------    -------
      Payroll and related        $     4,665     $       -    $   1,623      $   139      $     462     $  6,889
      Professional                     1,154           608          423           19              -        2,204
      Occupancy                        1,555             -          666           23            222        2,466
      Conventions and
          meetings                       558             -          405            -              -          963
      Franchise fees
          (see Note B)                     -             -          823            -              -          823
      Other                              781          (418)         523           22            224        1,132
                                 -----------      ---------   ---------      -------      ---------     --------
      TOTAL                      $     8,713      $    190    $   4,463      $   203      $     908     $ 14,477
                                 ===========      ========    =========      =======      =========     ========

E.    DEPRECIATION AND AMORTIZATION:

      The pro forma adjustment for depreciation and amortization is comprised of ($000's):

      For the three months ended March 31, 1996:

                                          COLDWELL       1996
                                           BANKER      ACQUISITIONS      TOTAL
                                         --------      ------------     -------
      Elimination of historical
          expense                        $ (5,273)     $      (368)     $(5,641)
      Property and equipment                  293                -          293
      Excess of cost over fair value
          of net assets acquired                -              945          945
      Intangible assets-Coldwell Banker     7,382                -        7,382
      Franchise agreements                      -              490          490
                                         --------      -----------     --------
      Total                              $  2,402      $     1,067     $  3,469
                                         ========      ===========     ========

      For the three months ended March 31, 1995:

                                             CCI                        COLDWELL        1996
                                            MERGER       CENTURY 21      BANKER       ACQUISITIONS      TOTAL
                                            -------      ----------     --------      ------------      ------
      Elimination of historical
          expense                        $   (367)     $    (2,201)      $(5,934)    $       (615)    $ (9,117)
      Property and equipment                   69              196           293                -          558
      Information data base                   260                -            -                 -          260
      Excess of cost over fair value
          of net assets acquired              201              875             -            1,026        2,102
      Intangible assets-Coldwell Banker         -                -         7,382                -        7,382
      Franchise agreements                      -              698             -              729        1,427
                                         --------      -----------      --------     ------------     --------
      Total                              $    163      $      (432)     $  1,741     $      1,140     $  2,612
                                         ========      ===========      ========     ============     ========


      CCI Merger

          The estimated fair values of CCI's information data base, property and equipment and excess of cost over fair value of net assets acquired are $7.5 million, $1.0 million and $33.8 million, respectively, and are amortized on a straight-line basis over the periods to be benefited which are ten, five and forty years, respectively. The benefit periods associated with the excess cost over fair value of net assets acquired were determined based on CCI's position as the dominant provider of gambling patron credit information services since 1956, its ability to generate operating profits and expansion of its customer base and the longevity of the casino gaming industry.

      Century 21

          The estimated fair values of Century 21 property and equipment, franchise agreements and excess cost over fair value of net assets acquired are $5.5 million, $33.5 million and $140.0 million, respectively, and are amortized on a straight-line basis over the periods to be benefited which are seven, twelve and forty years, respectively. The benefit periods associated with the excess cost over fair value of net assets acquired were determined based on Century 21's position as the world's largest franchisor of residential real estate brokerage offices, the most recognized brand name in the residential real estate brokerage industry and the longevity of the residential real estate brokerage business.



      Coldwell Banker

          The estimated fair values of Coldwell Banker's property and equipment of $25 million is amortized over the estimated average benefit period of seven to twenty-five years.

          The Company has not completed its valuation of franchise agreements and therefore has not determined the amount of costs in excess of fair value of net identifiable assets acquired. However, based on a preliminary analysis, the Company believes that the aggregate intangibles will have a benefit period of twelve to forty years. For purposes of the pro forma financial statements, an estimated average life of twenty-five years was used to calculate the amortization expense.

      1996 Acquisitions

          The estimated fair value of franchise agreements acquired in connection with the acquisition of Century 21 NORS, Travelodge and ERA aggregate $61.0 million and is being amortized on a straight line basis over the periods to be benefited, which ranges from twelve to thirty years. The estimated fair value of 1996 Acquisitions excess of cost over fair value of net assets acquired aggregate $164.2 million and is each being amortized on a straight line basis over the period to be benefited which is forty years.


F.    INTEREST EXPENSE:

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                  ------------------------------
                                                                      1996              1995
                                                                  -----------        -----------
          Elimination of historical interest expense of
               1996 Acquisitions and Century 21                   $    (1,493)      $  (2,168)
          Reversal of Coldwell Banker                                  (2,125)         (1,486)
          Century 21                                                       -              945
          4 3/4% Notes                                                  1,275           2,233
                                                                  -----------       ----------
          TOTAL                                                   $    (2,343)      $    (476)
                                                                  ============      ==========


      Century 21

          The pro forma adjustment reflects the recording of interest expense on $60 million of borrowings under the Company's revolving credit facility at an interest rate of 6.3%. Borrowings represent the amount necessary to finance the initial cash purchase price net of $10.2 million of acquired cash.

      Coldwell Banker

          The pro forma adjustment reflects the reversal of interest expense relating to the following ($000's):

                                                                                     For the Three Months Ended
                                                                                             March 31,
                                                                                  ----------------------------
                                                                                     1996              1995
                                                                                  ----------       -----------
               Expense associated with the Owned Brokerage Business               $      (59)      $        24
               Expense associated with revolving credit facility borrowings
                  which will be repaid with proceeds from the Offering                 2,184             1,462
                                                                                  ----------       -----------
               Total                                                              $    2,125       $     1,486
                                                                                  ==========       ===========


      4 3/4% Notes

          The pro forma adjustment reflects interest expense and amortization of deferred financing costs related to the February 22, 1996 issuance of the 4 3/4% Notes to the extent that such proceeds were used to finance the 1996 Acquisitions.

G.    OTHER EXPENSES:

      The pro forma adjustment eliminates $277,000 of accounting, legal and other administrative expenses allocated to CCI which would not have been incurred by the Company.



H.    INCOME TAXES:

          The pro forma adjustment to income taxes is comprised of ($000's):

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                  ------------------------------
                                                                      1996              1995
                                                                  -----------        -----------
          Reversal of historical (provision) benefit of:
               Company                                            $   (16,006)       $   (8,378)
               CCI                                                          -              (217)
               Century 21                                                   -               805
               Coldwell Banker                                            556             4,675
               Travelodge                                                   -              (232)
          Pro forma provision                                          20,804            13,355
                                                                  -----------        ----------
               Incremental provision for income taxes             $     5,354        $   10,008
                                                                  ===========        ==========


          The pro forma effective tax rates approximates the Company's historical effective tax rates.



I.    MINORITY INTEREST - PREFERRED DIVIDENDS:

          The pro forma adjustment represents dividends on the redeemable Series A Adjustable Rate Preferred Stock of Century 21. Preferred dividends are calculated based on an $80 million face value and a 4.7% dividend rate.

J.    WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:

          The pro forma adjustment to weighted average shares consists of the following (000's):

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                      1996              1995
                                                                  -------------      -----------
               CCI                                                           -             2,476
               Century 21                                                    -             4,000
               Coldwell Banker                                          13,700            13,700
               Century 21 NORS                                             923               923
               Assumed conversion of the $150 million
                 4 1/2% convertible senior notes due 1999                    -             8,266
                                                                  ------------       -----------
               Total                                                    14,623            29,365
                                                                  ============       ===========


          The unaudited Pro Forma Consolidated Statement of Operations is presented as if the acquisitions took place at the beginning of the period presented; thus, the stock issuances referred to above are considered outstanding as of the beginning of the period for purposes of per share calculations.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit
          No.            Description
          -------        -----------
              2.1        Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C-21
                         Holding Corp., Century 21 Real Estate of the Mid-Atlantic States, Inc. and George F.
                         Kettle
              2.2        Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C21
                         Holding Corp., Century 21 of Eastern Pennsylvania, Inc., George F. Kettle and James
                         O. Nelson
              2.3        Agreement and Plan of Merger and Reorganization dated as of April 15, 1996 among the Registrant, Century 21 Region V, Inc. and Yeager Real Estate and Financial
                         Services, Inc.
              2.4        Agreement and Plan of Merger dated as of May 1, 1996 among the Registrant, CBC
                         Acquisition Corp., Fremont Investors, Inc. and Coldwell Banker Corporation
             10.1        Asset Purchase Agreement dated as of April 2, 1996 among Century 21 Real Estate of
                         Southern Florida, Inc., the Registrant and Richard C. Ritchey.
             10.2        Asset Purchase Agreement dated as of April 3, 1996 among Century 21 Real Estate
                         Corporation, the Registrant, Century 21 of the Southwest, Inc. and Larry E. Bryson.
               11        Statement re: computation of per share earnings
               27        Financial Data Schedule



(b)       Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated February 16, 1996 which included, as exhibits, the financial statements of businesses acquired or to be acquired in order to incorporate such exhibits in the Company's Registration Statement on Form S-3, originally filed with the Commission on December 21, 1994 (File number 33-87830)

 .

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HFS INCORPORATED




                                 BY: /s/ James E. Buckman
                                     -----------------------------------------
                                           James E. Buckman
                                           Executive Vice President
Date: May 15, 1996                         And General Counsel




                                 BY: /s/ Stephen P. Holmes
                                     -----------------------------------------
                                           Stephen P. Holmes
                                           Executive Vice President
Date: May 15, 1996                         And Chief Financial Officer
                                           (Principal Financial Officer
                                           And Principal Accounting Officer)

                                                   EXHIBIT INDEX

                                                                                                               PAGE
                                                                                                               ----
EXHIBIT NO.       DESCRIPTION
- -----------       -----------
      2.1         Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant,
                  C-21 Holding Corp., Century 21 Real Estate of the Mid-Atlantic States, Inc.
                  and George F. Kettle
      2.2         Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant,
                  C21 Holding Corp., Century 21 of Eastern Pennsylvania, Inc., George F. Kettle
                  and James O. Nelson
      2.3         Agreement and Plan of Merger and Reorganization dated as of April 15, 1996 among the Registrant, Century 21 Region V, Inc. and Yeager Real Estate and Financial
                  Services, Inc.
      2.4         Agreement and Plan of Merger dated as of May 1, 1996 among the Registrant, CBC
                  Acquisition Corp., Fremont Investors, Inc. and Coldwell Banker Corporation
     10.1         Asset Purchase Agreement dated as of April 2, 1996 among Century 21 Real Estate of Southern Florida, Inc., the Registrant and Richard C. Ritchey.
     10.2         Asset Purchase Agreement dated as of April 3, 1996 among Century 21 Real Estate
                  Corporation, the Registrant, Century 21 of the Southwest, Inc. and Larry E. Bryson.
       11         Statement re: computation of per share earnings
       27         Financial Data Schedule