Form 10-Q
period 1996-06-30
HFS INC
filed 1996-08-13
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                           Commission File No. 1-11402

                                  ____________


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


                                  ____________


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

The number of shares outstanding of each of the Registrant's classes of common stock was 123,245,314 shares of Common Stock outstanding as at August 6, 1996.

                        HFS Incorporated and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                         June 30,   December 31,
ASSETS                                                      1996     1995
- --------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                               $ 387,837     $  16,109
Royalty accounts and notes receivable, net of
   allowance for doubtful accounts                         82,765        37,326
Marketing and reservation receivables, net of
   allowance for doubtful accounts                         43,351        22,297
Relocation receivables                                    113,075        51,180
Other current assets                                       32,337        21,304
Deferred income taxes                                      36,456        20,200
   Total current assets                                   695,821       168,416

Property and equipment, net                                99,411        67,892
Franchise agreements, net                                 599,631       517,218
Excess of cost over fair value of net assets
   acquired, net                                        1,316,146       356,754
Other assets                                               78,609        55,528
   TOTAL ASSETS                                        $2,789,618    $1,165,808


LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and other                              $ 172,064     $  73,724
Income taxes payable                                       62,421        38,640
Accrued acquisition obligations                            32,002        10,276
Current portion of long-term debt                          29,562         2,249
   Total current liabilities                              296,049       124,889

Long-term debt                                            540,530       300,778
Other liabilities                                          30,894        17,150
Deferred income taxes                                      85,400        82,800
Commitments and contingencies

Series A Adjustable Rate Preferred Stock of Century 21         --        80,000

STOCKHOLDERS' EQUITY
Preferred stock                                                --            --
Common stock                                                1,232         1,025
Additional paid-in capital                              1,690,347       475,562
Retained earnings                                         145,166        83,604
   Total stockholders' equity                           1,836,745       560,191
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,789,618    $1,165,808


                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)






                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                       1996       1995       1996       1995
                                      --------   --------   --------   --------

REVENUE:
   Franchise                           $145,134   $ 85,634   $240,135   $151,789
   Other                                 34,531     10,695     64,075     18,693
                                         ------     ------     ------     ------

      Total revenue                     179,665     96,329    304,210    170,482
                                        -------     ------    -------    -------

EXPENSES:
   Marketing and reservation             43,873     37,325     75,491     66,682
   Selling, general and administrative   33,957      6,881     60,311     14,967
   Ramada license fee                     5,156      4,770     10,045      9,283
   Depreciation and amortization         13,219      6,776     23,405     13,332
   Interest                               7,783      5,156     14,574     10,255
   Other                                 11,193      1,117     17,076      1,219
                                         ------      -----     ------      -----

      Total expenses                    115,181     62,025    200,902    115,738
                                        -------     ------    -------    -------

Income before income taxes               64,484     34,304    103,308     54,744
Provision for income taxes               25,740     14,121     41,746     22,499
                                         ------     ------     ------     ------

Net income                             $ 38,744   $ 20,183   $ 61,562   $ 32,245
                                       ========   ========   ========   ========

SHARE INFORMATION (fully diluted):

Net income per share                   $    .31   $    .19   $    .51   $    .31
                                       ========   ========   ========   ========

Weighted average common and common
   equivalent shares outstanding        130,159    112,942    126,275    112,276
                                        =======    =======    =======    =======








                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (In thousands)





                                                     Additional
                                 Common Stock          Paid In      Retained
                              Shares      Amount       Capital      Earnings        Total
                              --------------------------------------------------------------

Balance, January 1, 1996       102,539   $    1,025   $  475,562   $   83,604   $  560,191

Issuance of common stock        20,278          203    1,205,917           --    1,206,120

Exercise of stock options          351            4        3,748           --        3,752

Tax benefit from exercise
  of stock options                  --           --        5,028           --        5,028

Conversion of 4 1/2% Notes           5           --           92           --           92

Net income                          --           --           --       61,562       61,562
                               -------   ----------   ----------       ------       ------

Balance, June 30, 1996         123,173   $    1,232   $1,690,347   $  145,166   $1,836,745
                               =======   ==========   ==========   ==========   ==========












                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                                                            Six Months Ended
                                                                 June 30,
                                                            1996       1995


Operating Activities:
   Net income                                               $ 61,562   $32,245
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization, including
         amortization of deferred financing costs             24,232    13,960
      Changes in operating assets and liabilities
         and other                                           (23,597)  (15,397)

         Net cash provided by operating activities            62,197    30,808


Investing Activities:
   Property and equipment additions                          (13,109)   (4,074)
   Loans and investments                                     (10,000)  (13,000)
   Net assets acquired, exclusive of cash acquired          (992,163)   (6,782)

         Net cash used in investing activities            (1,015,272)  (23,856)


Financing Activities:
   Issuance of common stock, net                           1,163,872     2,005
   Proceeds from borrowings, net                             241,999         -
   Redemption of Series A Preferred Stock                    (80,000)        -
   Principal payments - long-term debt                        (1,068)  (10,810)

         Net cash provided by (used in)
           financing activities                            1,324,803    (8,805)

Net increase (decrease) in cash and cash equivalents         371,728    (1,853)
Cash and cash equivalents, beginning of period                16,109     5,956

Cash and cash equivalents, end of period                    $387,837   $ 4,103





                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

     The consolidated balance sheet of HFS Incorporated (the "Company") as of June 30, 1996, the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 and the consolidated statement of stockholders' equity for the six months ended June 30, 1996 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation. There were no adjustments of an unusual nature recorded during the three and six months ended June 30, 1996 and 1995 except that in June 1996, the Company recorded a $7.0 million pre- tax restructuring charge, related primarily to the contribution of owned Coldwell Banker brokerage offices to a newly created independent entity, the National Realty Trust (the "Trust") (See Note 2). The Company engages in the business of franchising guest lodging facilities (lodging segment) and real estate brokerage offices (real estate segment). The principal sources of lodging segment revenue are based upon the annual gross room revenue of franchised properties. The principal sources of real estate segment revenue are based upon franchisee gross commission revenue from real estate sales and may include monthly franchisee membership fees. As a result, the Company experiences seasonal revenue patterns similar to those of the hotel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and interim results are not necessarily indicative of results for a full year.

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

2. Acquisitions

     The following acquisitions were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The results of operations of acquisitions completed during the six months ended June 30, 1996 have been included in the Company's consolidated results since the respective dates of acquisition.

     A. TRAVELODGE: In January 1996, the Company purchased the assets comprising the Travelodge hotel franchise system ("Travelodge") in North America , including the Travelodge(R) and Thriftlodge(R) service marks and the franchise agreements from Forte Hotels, Inc. ("FHI") for $39.3 million.

     Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary, (collectively "MOA"), purchased 19 Travelodge motels from FHI for $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge franchise agreements. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by a parent company of MOA and secured by approximately 80% of MOA's outstanding common stock.

     In addition, National Lodging Corp. ("NLC"), a former wholly owned Company subsidiary which was distributed to the Company shareholders on November 22, 1994 (the "Distribution Date"), purchased all of the common stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with NLC's acquisition, the Company guaranteed $75 million of NLC borrowings under a $125 million revolving credit facility entered into by NLC with certain banks. The Company is paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company pursuant to a financing agreement entered into between NLC and the Company at the Distribution Date (the "Financing Agreement"). The Financing Agreement was modified to provide expressly for the guaranty of such NLC borrowings. The Company and NLC terminated or modified other agreements entered into with NLC at the Distribution Date, including a gaming related marketing services agreement and an advisory agreement. NLC paid the Company an advisory fee approximating $2 million in January 1996 in connection with NLC's acquisition of FHI.

     B. ERA: In February 1996, the Company purchased the assets comprising the Electronic Realty Associates ("ERA") residential real estate brokerage franchise system and in June 1996, the Company purchased certain ERA affiliates which conduct the ERA home warranty business in eight states. The aggregate purchase price for ERA and ERA affiliates was approximately $40.5 million.

     C. CENTURY 21 NON-OWNED REGIONS: During the second quarter of 1996, the Company purchased from four independent master licensees, the six U.S. non-owned Century 21 regions ("Century 21 NORS") consisting of more than 1,000 franchised real estate offices. The $147 million aggregate purchase price consisted of approximately $96 million in cash, $5 million in notes and $46 million (approximately 0.9 million shares) in Company common stock.

     D. COLDWELL BANKER: On May 31, 1996, the Company acquired by merger (the "Merger") Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company paid $640 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid approximately $105 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the sale of Company common stock (see Note 5).

     Immediately following the closing of the Merger, the Company conveyed Coldwell Banker's 318 owned real estate brokerage offices (the "Owned Brokerage Business") to the Trust, an independent entity governed by independent trustees. The Company recorded a pre-tax restructuring charge of $7 million (approximately $4.3 million, net of tax or $0.03 per share) related primarily to the contribution of net assets to the Trust.

   Pro Forma Information:

     The following information reflects the comparative pro forma statements of operations of the Company for the six months ended June 30, 1996 and 1995 assuming the following transactions occurred on January 1, 1995: (i) the August 1, 1995 acquisition of Century 21 Real Estate Corporation ("Century 21"); (ii) the acquisition by merger in May 1995 of Casino & Credit Services, Inc.'s gambling patron credit information business, Central Credit Inc. ("CCI"); (iii) the 1996 acquisitions of Travelodge, ERA and the Century 21 NORS; (iv) the Merger; (v) the contribution of Coldwell Banker's owned real estate brokerage offices to the Trust; (vi) proceeds from an offering of the Company's common stock (See Note 5) to the extent necessary to fund the Merger and the related repayment of indebtedness and acquisition expenses; and (vii) the issuance of $240 million of 4 3/4% convertible senior notes due 2003 (the "4 3/4% Notes", see Note 6) to the extent such proceeds were used to finance acquisitions. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed will be recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements, the elimination of redundant costs and the related income tax effects. Certain other Company acquisitions were not material and therefore were not reflected in the pro forma statements of operations.
                                                            June 30,
   (000's, except net income per share)               1996        1995

   Revenue                                           $391,966   $342,313
   Income before income taxes                         131,445     99,701
   Net income                                          78,416     57,719
   Net income per share (fully diluted)                $  .59     $  .45
   Weighted average common and common equivalent
          shares outstanding (fully diluted)          137,485    131,841


3. Income Taxes

     The effective income tax rate is based on estimated annual taxable income and other factors.

4. Earnings per Share

     Earnings per share for the six months ended June 30, 1996 and 1995 are based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The 4 3/4% Notes are antidilutive for the six months ended June 30, 1996 and, accordingly, are not included in the computation of earnings per share for 1996. For purposes of calculating earnings per share, the $150 million 4 1/2% convertible senior notes are assumed to be converted and, accordingly, interest expense, including amortization of deferred financing costs (net of taxes) has been added back to net income.

5. Stockholders' Equity

     A. Authorized Shares - On January 22, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300 million.

     B. Public Offering - On May 9, 1996, the Company sold an aggregate 19.4 million shares of Company common stock pursuant to a public offering (the "Offering"). Net proceeds from the Offering of $1.2 billion financed the acquisition of Coldwell Banker and the balance is available for general corporate purposes, including acquisitions.

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

7. Recent Event - Pending Acquisition of Avis, Inc.

     On July 1, 1996, the Company entered into an agreement in principle to acquire Avis, Inc., the second largest rental car system in the world, from its shareholders. The Company agreed to pay approximately $800 million for all of the outstanding capital stock of Avis, Inc., consisting of approximately $500 million in cash and $300 million in Company common stock. While completion of this transaction is not assured, the Company expects that the transaction will be completed in the fourth quarter of 1996. The acquisition of Avis, Inc., if consummated, will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL REVIEW

     HFS Incorporated (the "Company") began 1996 as the world's largest franchisor of lodging facilities and real estate brokerage offices. In 1996, the Company continued to pursue its strategy of adding franchise brands to its existing franchise infrastructure with several acquisitions, including the acquisition of Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of relocation services.

     The Company continues to pursue acquisitions and other strategic transactions in its two primary industries and other franchise or franchisable businesses. On July 1, 1996, the Company entered into an agreement in principle to acquire Avis, Inc., the second largest rental car system in the world, from its shareholders. The Company agreed to pay approximately $800 million for all of the outstanding capital stock of Avis, Inc., consisting of approximately $500 million in cash and $300 million in Company common stock. While completion of this transaction is not assured, the Company expects that the transaction will be completed in the fourth quarter of 1996.

RESULTS OF OPERATIONS -- REVENUE OVERVIEW

     Company revenue increased 87% ($83.3 million) to $179.7 million in the second quarter of 1996 compared to $96.3 million in the second quarter of 1995. Approximately $62.9 million of the increase represented incremental revenue from the Company's real estate segment including revenue generated from the CENTURY 21(R), Electronic Realty Associates(R) (ERA(R)) and Coldwell Banker(R) franchise systems which were acquired in August 1995, February 1996 and May 1996, respectively. Preferred vendor revenue also increased $6.8 million representing a 158% increase.

     Company revenue increased 78% ($133.7 million) to $304.2 million during the six months ended June 30, 1996 compared to the same period in 1995. The lodging and real estate segments each contributed to revenue increases; the real estate segment, which was not established until the third quarter of 1995, generated $85.7 million of revenue for the six months ended June 30, 1996.

2Q96 vs.  2Q95

Lodging Franchise Fees

     The royalty portion of lodging franchise fees increased $6.0 million (15%), in the second quarter of 1996 compared to the same period in 1995. Room growth through the sale of franchise agreements and the acquisitions of the Knights Inn(R) and Travelodge(R) franchise systems in August 1995 and January 1996, respectively, contributed to the increase. Excluding these acquisitions, the Company added 24,712 rooms, net of terminations, during the twelve months ended June 30, 1996, representing a 13% increase in the total number of rooms from June 30, 1995. In the second quarter of 1996 total system revenue per available room ("REVPAR") increased 3% driven by both increases in total system average daily rate and occupancy percentages from the second quarter 1995 compared to 1996.

Real Estate Franchise Fees

     The real estate segment contributed $50.7 million of franchise fees for the second quarter of 1996 including $34.0 million from the CENTURY 21 franchise system acquired in August 1995, $5.3 million from the ERA franchise system acquired on February 12, 1996 and $11.4 million from the Coldwell Banker franchise system acquired on May 31, 1996. Pro forma franchise fees for acquired franchise systems increased 23% ($13.9 million) for the quarter ended June 30, 1996 compared to the same period in 1995 under predecessor company ownership.

Other

     Other revenue is substantially comprised of relocation service revenue and revenue from preferred vendor arrangements. Preferred vendor fees consist of revenue generated from vendors seeking access to the Company's franchisees and franchisees' customers. Preferred vendor revenue increased $6.8 million (158%) from the second quarter of 1995 to the second quarter of 1996. The Company acquired relocation service businesses in connection with the acquisitions of the CENTURY 21, ERA and Coldwell Banker franchise systems. Relocation service fees approximated $12.2 million in the second quarter of 1996, including $7.7 million from Coldwell Banker Relocation Services, Inc., the second largest relocation business in the United States.

Year-to-date 1996 vs.  1995

Lodging Franchise Fees

     Lodging segment franchise fees and the royalty portion of franchise fees increased $14.3 million (10%) and $12.0 million (17%), respectively, in the first six months of 1996 compared to the same period in 1995, for primarily the same reasons as indicated for the increases in second quarter 1996 results.

Real Estate Franchise Fees

     The real estate segment contributed $70.5 million of franchise fees for the six months ended June 30, 1996 including approximately $51.8 million from the CENTURY 21 franchise system acquired on August 1, 1995, approximately $7.3 million from the ERA franchise system acquired on February 12, 1996 and $11.4 million from the Coldwell Banker franchise system, acquired on May 31, 1996. Pro forma franchise fees for those franchise systems increased 19% ($19.7 million) for the six months ended June 30, 1996 compared to the same period in 1995 under predecessor company ownership.

Other

     Other revenue was substantially comprised of fees from preferred vendor arrangements, which increased $16.1 million (181%) from the first six months of 1995 compared to the same period in 1996. Other revenue also includes $15.2 million of relocation services fees from businesses acquired in connection with the Company's real estate segment acquisitions including $7.7 million from Coldwell Banker Relocation Services, Inc., acquired on May 31, 1996.

RESULTS OF OPERATIONS -- EXPENSES AND INCOME

2Q96 vs 2Q95

     Income before income taxes increased $30.2 million (88%) resulting from a $83.3 million increase in revenue net of a $53.1 million (86%) increase in expenses.

     Selling, general and administrative expenses ('SG&A') increased $27.1 million for the second quarter of 1996 over the comparable period in 1995, primarily as a result of $25.1 million of incremental expenses attributable to the recently acquired real estate segment operations including CENTURY 21, ERA and Coldwell Banker franchise systems following their respective August 1995, February 1996 and May 1996 acquisitions. Included in real estate segment SG&A expenses is a $7.0 million pre-tax restructuring charge related primarily to the contribution of Coldwell Banker's owned brokerage business to National Realty Trust (the "Trust"), an independent entity governed by an independent Board of Trustees. The $6.5 million increase in marketing and reservation expenses includes a $3.2 million increase in marketing fees from franchised lodging properties and a $3.3 million contribution by the Company to the CENTURY 21 National Advertising Fund ("NAF"), a dedicated advertising fund for national and local marketing. Century 21 Real Estate Corporation ("Century 21") is contractually obligated to contribute 10% of net service fees received to the NAF.

     Depreciation and amortization for the second quarter of 1996 increased $6.4 million when compared to the same period in 1995 which is primarily attributable to amortization of fixed assets, franchise agreements and excess of cost over fair value of net assets acquired ("goodwill") in connection with the acquisitions of the CENTURY 21, Coldwell Banker, ERA, Knights Inn(R) and Travelodge(R) franchise systems, the Century 21 non-owned regions and CCI and the issuance of Company common stock in September 1995, pursuant to an earnout agreement (the "Earnout Agreement") entered into with Bryanston Group, Inc. ("Bryanston"), an affiliate of the sellers of the Days Inn(R) franchise system. The issuance of common stock to Bryanston resulted in additional goodwill and related amortization, commencing in September 1995.

     Interest expense for the second quarter of 1996 increased $2.6 million as a result of the issuance of $240 million 4 3/4% Convertible Senior Notes ("4 3/4% Notes") in February 1996. The increase in interest expense was offset in part by the Company's lower average borrowing rate for comparative periods. The Company's weighted average effective interest rate decreased from 6.0% in the second quarter 1995 to 5.6% in the second quarter of 1996 as a result of the issuance of the 4 3/4% Notes. Outstanding borrowings at June 30, 1996 were substantially comprised of fixed rate debt securities.

     Other expenses increased $10.1 million in the second quarter of 1996 compared to the same quarter of 1995, corresponding to a $23.8 million increase in related revenue. Other expenses include $7.9 million of relocation services expense businesses associated with the Company's 1995 and 1996 real estate franchise system acquisitions.


Year-To-Date 1996 vs.  1995

     Income before income taxes increased $48.6 million (89%) resulting from a $133.7 million increase in revenue net of a $85.1 million (74%) increase in expenses.

     Selling, general and administrative expenses ("SG&A") increased $45.3 million for the six months ended June 30, 1996 over the comparable period in 1995, primarily as a result of $40.3 million of incremental expenses attributable to real estate segment operations including the CENTURY 21, ERA and

Coldwell Banker franchise systems following their respective August 1995, February 1996 and May 1996 acquisitions. Included in real estate segment SG&A expenses is the $7.0 million pre-tax restructuring charge related primarily to the contribution to the Trust. The $8.8 million increase in marketing and reservation expenses includes a $1.9 million increase in marketing fees from franchised lodging properties and a $4.9 million contractual contribution by Century 21 to the NAF.

     Depreciation and amortization for the six months ended June 30, 1996 increased $10.1 million when compared to the same period in 1995 which is primarily attributable to amortization of fixed assets, franchise agreements and goodwill in connection with the acquisitions of the CENTURY 21, Coldwell Banker, ERA, Knights Inn(R) and Travelodge(R) franchise systems, the Century 21 non-owned regions and CCI and the issuance of Company common stock in September 1995, pursuant to the Earnout Agreement.

     Interest expense for the six months ended June 30, 1996 increased $4.3 million due to the issuance of the 4 3/4% Notes in February 1996. Interest expense was offset in part by the Company's lower average borrowing rate for comparative periods. The Company's weighted average effective interest rate decreased from 6.0% in the first six months of 1995 to 5.6% in the six months ended June 30, 1996 as a result of the issuance of the 4 3/4% Notes.

     The $15.9 million increase in other expenses for the six months ended June 30, 1996 compared to 1995, corresponds with a $45.4 million increase in related revenue. The increase is primarily composed of relocation service expenses associated with real estate franchise system acquisitions and includes $10.2 million of relocation expenses and $4.0 million of home warranty expenses.

Pro Forma Results of Operations

     The 36% ($20.7 million) increase in pro forma net income from the six months ended June 30, 1995 to the comparable period in 1996 primarily results from a $49.7 million increase in revenue and only a $17.9 million increase in total expenses. The revenue increase includes a $24.6 million (14%) increase in the combined lodging and real estate royalty portion of franchise fees. The increase in lodging segment franchise fees resulted substantially from system growth during periods of Company ownership and the increase in real estate segment franchise fees resulted from increases in gross commission revenue from comparable franchised brokerage offices. The increase in pro forma other income is primarily attributable to the $16.3 million increase in the Company's reported preferred vendor revenue, which excludes the pro forma benefits that may be contributed from preferred vendors seeking access to the Company's newly acquired franchisees.

LIQUIDITY AND CAPITAL RESOURCES

Pending Acquisitions

     On July 1, 1996, the Company entered into an agreement in principle to acquire the common stock of Avis, Inc., for approximately $800 million consisting of $500 million in cash and $300 million of Company common stock. While completion of this transaction is not assured, the Company expects that the transaction will be completed in the fourth quarter of 1996. The Company has sufficient existing cash, short-term marketable securities and $300 million of available borrowings under its current revolving credit facility to fund the cash portion of the purchase price.

Acquisitions

     COLDWELL BANKER: On May 31, 1996, the Company acquired by merger Coldwell Banker ("Merger") for $640 million of cash plus repayment of approximately $105 million of indebtedness. At the effective date of the Merger, Coldwell Banker had 2,164 franchised brokerage offices and owned 318 residential real estate brokerage offices ("Owned Brokerage Business") in the United States, Canada and Puerto Rico, representing the third largest real estate brokerage system in the United States.

     The Company financed the Coldwell Banker transaction with approximately $1.2 billion of proceeds from a public offering (the "Offering") of approximately 19.4 million common shares in the second quarter of 1996. Approximately $400 million of proceeds in excess of the purchase price and $300 million of borrowings available under the Company's revolving credit facility may be used for general corporate purposes, future acquisitions and strategic transactions in franchise or franchisable businesses. Immediately following the closing of the Merger, the Company conveyed the Owned Brokerage Business to the Trust, an independent entity governed by independent trustees. The Company incurred a $7 million pre-tax restructuring expense primarily related to the contribution of the Owned Brokerage Business to the Trust.

     CENTURY 21 NON-OWNED REGIONS: During the second quarter of 1996, the Company completed the acquisition of the six U.S. Century 21 regions which were licensed to four independent master licensees. The aggregate purchase price consisted of approximately $96 million of cash, $5 million of notes and $46 million (approximately 0.9 million shares) of the Company's common stock. These regions represent more than 1,000 CENTURY 21 franchised real estate offices in the United States and the acquisitions result in the Company receiving royalty fees of up to 6% of franchisee gross commissions generated by such offices compared to less than 1% previously received under the master licensing agreements. The cash portion of the aggregate purchase price was financed with proceeds from the issuance of the 4 3/4% Notes.

     ERA: The Company purchased on February 12, 1996, the assets comprising the ERA residential real estate brokerage franchise system and, in the second quarter of 1996, the stock of certain ERA affiliates which conduct the ERA home warranty business in eight states. The aggregate purchase price of $40.5 million was financed by borrowings under the Company's revolving credit facility.

     CENTURY 21: On August 1, 1995, a majority-owned Company subsidiary, C21 Holding Corp. ("Holding"), acquired Century 21 from Metropolitan Life Insurance Company ("MetLife") for an aggregate purchase price of $245 million plus expenses. In February 1996, the Company settled the $30 million contingent portion of the purchase price of Century 21 and redeemed $80 million of Century 21 redeemable preferred stock issued to MetLife prior to the acquisition. The Company financed these payments with proceeds from the 4 3/4% Notes.

     TRAVELODGE: On January 23, 1996, the Company purchased the assets comprising the Travelodge hotel franchise system in North America, including the Travelodge and Thriftlodge(R) service marks and franchise agreements, from Forte Hotels, Inc. ("FHI") for $39.3 million. The Company financed the acquisition with borrowings under its revolving credit facility and repaid the borrowings with proceeds from the 4 3/4% Notes.

     Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary (collectively "MOA"), purchased 20 Travelodge motels from FHI for $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge franchise agreements. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by the parent company of MOA and secured by approximately 80% of MOA's outstanding common stock. In addition, NLC purchased all of the common stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with NLC's acquisition, the Company guaranteed $75 million of NLC borrowings under a $125 million revolving credit facility entered into by NLC with certain banks. The Company is paid a guarantee fee of 2% per annum of outstanding guarantee commitment by the Company pursuant to a Financing Agreement.

     Concurrent with the acquisition of the Travelodge franchise system and NLC's acquisition of FHI, the marketing and advisory agreements between the Company and NLC were terminated. The corporate services agreement was modified to provide that the Company is to provide financial and other corporate administrative support and advisory services through September 1996 and thereafter advisory services through January 2019 for a fee of $1.5 million per year. NLC paid a $2.0 million advisory fee to the Company in connection with NLC's acquisition of FHI.

Financing

     The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has generated significant positive cash flow from operations in every quarter since its public offering in December 1992. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. Indicative of the Company's creditworthiness, Standard & Poors Corporation assigned an "A" credit rating to the Company's $540 million of publicly issued debt.

     The Company generated $62.2 million of cash flow from operations, representing a $31.4 million (102%) increase from the six months ended June 30, 1995. Additional liquidity is available to the Company through a revolving credit facility (the "Credit Facility"), which provides up to $300 million and $200 million of unsecured borrowings through December 1996 and 1997, respectively, at interest rates generally approximating LIBOR plus a margin not to exceed 0.63% based on the Company's published credit rating and percentage of facility utilized. The Company is currently arranging to replace the Credit Facility with a revolving credit facility providing at least $500 million of available liquidity to provide cash for acquisitions, strategic transactions and general corporate purposes.

     The Company completed an offering of 19.4 million shares of common stock in the second quarter of 1996 which yielded net proceeds to the Company after expenses of $1.2 billion. Approximately $ 755 million of the proceeds were used to finance the acquisition of Coldwell Banker and repay $75 million of outstanding borrowings under the Company's Credit Facility. The remaining $331 million of proceeds are available for general corporate purposes including capital for acquisitions and strategic transactions.

     Working capital at June 30, 1996 approximated $399.8 million including the remaining $331 million of excess proceeds from the Offering. Excluding the excess proceeds of the Offering, working capital increased $25.3 million at June 30, 1996 from December 31, 1995. The increase in working capital is attributable to cash generated from operations and the seasonal increase in lodging segment royalty receivables. Additionally, included in working capital at June 30, 1996 is $113.1 million in relocation receivables relating to the Company's relocation services business acquired as part of the acquisitions of Century 21 and Coldwell Banker. Outstanding relocation receivables are guaranteed by client corporations and accordingly are, in the opinion of the Company, subject to minimal risk.

     Long-term debt consists of $540 million of publicly issued debt including the 4 3/4% Notes, $150 million of 4 1/2% convertible senior notes due 1999 and $150 million of 5 7/8% senior notes due December 1998. Interest on the publicly issued debt is paid semi-annually. Long-term debt increased from $300.1 million at December 31, 1995 to $540 million at June 30, 1996, due to the issuance of the 4 3/4% Notes. The weighted average stated interest rate on long-term debt at June 30, 1996 was 4.9% compared to the weighted average stated interest rate of 5.2% at December 31, 1995. weighted average stated interest rate of 5.2% at December 31, 1995.

     Capital expenditures approximating $13.1 million during the six months ended June 30, 1996 consisted of approximately $4.5 million of software development and the acquisition of computer equipment associated with a new transactional data base and reporting system for the real estate segment and $5.5 million of additions and modifications to the hotel brands' central reservation systems, which will be reimbursed by collections of reservation fees from the Company's lodging franchisees. Also included in capital expenditures is $3.1 million of leasehold improvements associated with the purchase in late 1995, of a building near the Company's current headquarters.

     The Company believes that based upon its analysis of its financial position, its cash flow during the past twelve months and the expected results of operations in the future, operating cash flow, available funding under the revolving credit facility and issuances of securities in the capital markets, if appropriate, will be adequate to fund operations, investments and acquisitions for the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1996 Annual Meeting of Stockholders of the Company was held on May 20, 1996, and in connection therewith proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. At the meeting the following were voted upon and approved:

1. Election of Henry R. Silverman, James E. Buckman, Martin L. Edelman, Stephen P. Holmes, Robert E. Nederlander, Robert W. Pittman, Leonard Schutzman, Robert F. Smith, John D. Snodgrass and Roger J. Stone, Jr., as directors for terms expiring in 1997 and until their successors are duly elected and qualified;

2. Approval of certain amendments to the Company's Amended and Restated 1993 Stock Option Plan; and

3. Ratification of the appointment of Deloitte & Touche LLP as auditors of the Company's financial statements for fiscal year 1996.

The results of the voting on each such matter were as follows:

1.  Directors:

Henry R. Silverman:                       Leonard Schutzman:

FOR:  84,218,398  WITHHELD:   2,217,235   FOR:  84,432,478  WITHHELD: 2,003,155

James E. Buckman:                         Robert F. Smith:

FOR:  84,218,646  WITHHELD:   2,216,987   FOR:  84,432,558  WITHHELD: 2,003,075

Martin L. Edelman:                        John D. Snodgrass:

FOR:  84,102,096  WITHHELD:   2,333,537   FOR:  84,406,878  WITHHELD: 2,028,755

Stephen P. Holmes:                        Roger J. Stone, Jr.:

FOR:  84,224,568  WITHHELD:   2,211,065   FOR:  84,432,292  WITHHELD: 2,003,341

Robert E. Nederlander:

FOR:  84,114,753  WITHHELD:   2,320,880

Robert W. Pittman:

FOR:  84,207,748  WITHHELD:   2,277,885


2.   Amendments to Amended and Restated 1993 Stock Option Plan:
    FOR:        59,758,136      AGAINST:    21,473,354
    ABSTAINED:      92,459    BROKER NON-VOTE:   NONE

5.   Deloitte & Touche LLP as auditors:
    FOR:      86,392,335      AGAINST:    8,925
    ABSTAINED:      34,373    BROKER NON-VOTE:   NONE

ITEM 5.     OTHER INFORMATION


                        HFS Incorporated and Subsidiaries
                  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION



     The pro forma statements of operations for the six months ended June 30, 1996 and 1995 are each presented as if the following transactions had occurred on January 1, 1995: (i) the May 31, 1996 acquisition of the common stock of Coldwell Banker (the "Merger") and the related contribution of Coldwell Banker's owned real estate brokerage offices to an independent trust (the "Trust"); (ii) the receipt of proceeds from an offering of the Company's common stock (the "Offering") to the extent necessary to fund the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses; (iii) the acquisitions of: the six non-owned Century 21 regions ("Century 21 NORS"), the Travelodge franchise system on January 23, 1996 and the ERA franchise system on February 12, 1996 (collectively, the "1996 Acquisitions"); and (iv) the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 to the extent such proceeds were used to finance the 1996 Acquisitions. The pro forma statement of operations for the six months ended June 30, 1995 is also presented as if the August 1, 1995 acquisition of Century 21 and the acquisition by merger (the "CCI Merger") in May 1995 of Casino & Credit Services, Inc's gambling patron credit information business, Central Credit Inc. ("CCI"), had occurred on January 1, 1995.

     The acquisitions have been accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values which are subject to further refinement, including appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Management does not expect that the final allocation of the purchase price for the above acquisitions will differ materially from the preliminary allocations. The Company has entered into certain immaterial transactions which are not reflected in the pro forma statements of operations.

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

     The pro forma consolidated financial statements are based on certain assumptions and adjustments described in the Notes to Pro Forma Consolidated Balance Sheet and Statements of Operations and should be read in conjunction therewith and with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                        HFS Incorporated and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Six Months Ended June 30, 1996 and 1995
                    (In thousands, except per share amounts)




                                 1996              1995
Revenue
  Franchise                      $ 287,295         $ 265,482
  Owned brokerage                        -                 -
  Relocation                        50,057            40,470
  Other                             54,614            36,361
                                    ------            ------
   Total revenue                   391,966           342,313
                                   -------           -------

Expenses
  Marketing and reservation         76,625            77,440
  Selling, general and
    administrative                  75,201            61,434
  Ramada license fee                10,045             9,283
  Owned brokerage                        -                 -
  Depreciation and amortization     36,192            34,731
  Interest                          15,935            18,825
  Relocation                        38,355            31,398
  Other                              8,168             9,501
                                     -----             -----
   Total expenses                  260,521           242,612
                                   -------           -------

Income  before income taxes        131,445            99,701
Provision  for income taxes         53,029            41,982
                                    ------            ------
Net income                       $  78,416         $  57,719
                                 =========         =========


Per Share Information  (fully diluted)
  Net income                     $     .59         $     .45
                                 =========         =========

  Weighted average common
   and common equivalent
   shares outstanding              137,485           131,841
                                   =======           =======



_______________

Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification




See notes to pro forma consolidated balance sheet and statements of operations.

                       HFS Incorporated and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1996
                    (In thousands, except per share amounts)


                                   Historical
                      -------------------------------
                              Coldwell     1996(1)    Pro Forma
                      HFS     Banker(1)  Acquisitions Adjustments   Pro Forma
                      -------------------------------------------------------

Revenue
  Franchise         $240,135  $ 25,694   $ 9,631    $11,835   (A)   $287,295
  Owned brokerage          -   235,625         -   (235,625)  (B)          -
  Relocation          15,179    34,159       719          -           50,057
  Other               48,896     4,067     1,651          -           54,614
                      ------     -----     -----                      ------
   Total revenue     304,210   299,545    12,001   (223,790)         391,966
                     -------   -------    ------   --------          -------

Expenses
  Marketing and
   reservation        75,491         -     1,134          -           76,625
  Selling, general
   & administrative   60,311    57,455     9,460    (52,025)  (C)     75,201
  Ramada license
    fee               10,045        -          -          -           10,045
  Owned brokerage          -   227,363         -   (227,363)  (B)          -
  Depreciation and
   amortization       23,405     9,021       421      3,345   (D)     36,192
  Interest            14,574     3,155     1,493     (3,287)  (E)     15,935
  Relocation          10,184    27,530       641          -           38,355
  Other                6,892       512       764          -            8,168
                       -----       ---       ---   --------            -----
   Total expenses    200,902   325,036    13,913   (279,330)         260,521
                     -------   -------    ------   --------          -------
Income (loss) before
  income taxes       103,308   (25,491)   (1,912)   55,540          131,445
Provision (benefit)
  for income taxes    41,746   (10,432)        -     21,715   (G)     53,029
                      ------   -------   -------     ------           ------
Net income (loss)    $61,562  $(15,059)  $(1,912)   $33,825          $78,416
                     =======  ========   =======    =======          =======

Per Share Information
   (fully diluted)
  Net income         $   .51                                         $   .59
                     =======                                         =======

Weighted average common
 and common equivalent
 shares outstanding  126,275                         11,210   (H)    137,485
                     =======                         ======          =======



_______________

Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) Reflects results of operations for the period from January 1, 1996 to the respective dates of acquisition


See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                              OF 1996 ACQUISITIONS
                     For the Six Months Ended June 30, 1996
                                 (In thousands)



                                              Century 21
                                               NORS (1)  Travelodge(1)  ERA(1)    Total
                                               ---------------------------------------------


Revenue:
   Franchise                                  $  6,668    $    688   $  2,275    $  9,631
   Relocation                                     --          --          719         719
   Other                                           449        --        1,202       1,651
                                                   ---     -------      -----       -----
      Total revenue                              7,117         688      4,196      12,001
                                                 -----         ---      -----      ------

Expenses:
   Marketing and
       reservation                                 681         453       --         1,134
   Selling, general and administrative           6,885          99      2,476       9,460
   Depreciation and amortization                   285       --           136         421
   Interest                                          2        --        1,491       1,493
   Relocation                                     --          --          641         641
   Other                                          --          --          764         764
      Total expenses                             7,853         552      5,508      13,913
                                                 -----         ---      -----      ------
Income (loss) before
   income taxes                                   (736)        136     (1,312)     (1,912)
Provision for income taxes                        --          --         --          --
                                              --------    --------   --------    --------
Net income (loss)                             $   (736)   $    136   $ (1,312)   $ (1,912)
                                              ========    ========   ========    ========


_______________

Note:Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) Reflects results of operations for the period from January 1, 1996 to the respective dates of acquisition








See notes to pro forma consolidated balance sheet and statements of operations.

                         HFS Incorporated and Subsidiaries
                  PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Six Months Ended June 30, 1995
                     (In thousands, except per share amounts)


                                            Historical
                                 ---------------------------------
                                                          Other (1)
                                            Coldwell       Acquired     Pro Forma
                                   HFS      Banker (1)    Companies    Adjustments           Pro Forma
                                   -------------------------------------------------------------------

 Revenue
  Franchise                      $151,789    $ 26,980     $ 75,209     $ 11,504    (A)        $265,482
  Owned brokerage                    --       247,331         --       (247,331)   (B)            --
  Relocation                         --        33,302        7,168         --                   40,470
  Other                            18,693       3,303       14,365         --                   36,361
                                   ------       -----       ------      -------               --------
   Total revenue                  170,482     310,916       96,742     (235,827)               342,313
                                  -------     -------       ------     --------                -------

Expenses
  Marketing and
   reservation                     66,682        --         10,758         --                   77,440
  Selling, general and
   administrative                  14,967      17,750       62,301      (33,584)   (C)          61,434
  Ramada license fee                9,283          --          --           --                   9,283
  Owned brokerage                    --       247,129         --       (247,129)   (B)            --
  Depreciation and
   amortization                    13,332      11,959        6,277        3,163    (D)          34,731
  Interest                         10,255       1,938        3,989        2,643    (E)          18,825
  Relocation                         --        26,543        4,855         --                   31,398
  Other                             1,219       1,029        7,652         (399)   (F)           9,501
                                    -----       -----        -----         ----                  -----
   Total expenses                 115,738     306,348       95,832     (275,306)               242,612
                                  -------     -------       ------     --------                -------
Income before
  income taxes                     54,744       4,568          910       39,479                 99,701
Provision for
  income taxes                     22,499       2,004        1,519       15,960    (G)          41,982
                                   ------       -----        -----       ------                 ------
Net income (loss)                 $32,245   $   2,564    $    (609)   $  23,519              $  57,719
                                  =======   =========    =========    =========              =========

Per Share Information
   (fully diluted)
  Net income                      $   .31                                                    $     .45
                                  =======                                                    =========

  Weighted average common
   and common equivalent
   shares outstanding             112,276                                19,565    (H)         131,841
                                  =======                                ======                =======

_________

Note:Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) Reflects results of operations for the period from January 1, 1995 to the respective dates of acquisition.


See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                 HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                           OF OTHER ACQUIRED COMPANIES
                     For the Six Months Ended June 30, 1995
                    (In thousands, except per share amounts)



                                     Century 21
                   CCI(1) Century 21    NORS    Travelodge   ERA       Total
                   -------------------------------------------------------------
Revenue
  Franchise       $     -  $45,190    $12,682   $  7,715   $ 9,622   $75,209
  Relocation            -    5,503          -          -     1,665     7,168
  Other             3,326    1,920        176         40     8,903    14,365
                    -----    -----        ---         --     -----    ------
   Total revenue    3,326   52,613     12,858      7,755    20,190    96,742
                    -----   ------     ------      -----    ------   -------

Expenses
  Marketing and
   reservation          -    4,013      1,273      5,472         -    10,758
  Selling, general and
   administrative       -   36,603      9,986      1,118    14,594    62,301
  Depreciation and
   amortization       529    4,657        252          3       836     6,277
  Interest              -    2,786         23          -     1,180     3,989
  Relocation            -    4,122          -          -       733     4,855
  Other             1,917        -          -          -     5,735     7,652
                    -----                                    -----     -----
   Total expenses   2,446   52,181     11,534      6,593    23,078    95,832
                    -----   ------     ------      -----    ------    ------
Income (loss) before
  income taxes        880      432      1,324      1,162    (2,888)      910
Provision for
  income taxes        313      728          -        478         -     1,519
                      ---      ---                   ---               -----
Net income (loss) $   567  $  (296)   $ 1,324   $    684   $(2,888)  $  (609)
                  =======  =======    =======   ========   =======   =======




_______________

Note:Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification

(1) Reflects results of operations for the period from January 1, 1995 to the respective date of acquisition.










See notes to pro forma consolidated balance sheet and statements of operations.

                                HFS Incorporated
                         NOTES TO PRO FORMA CONSOLIDATED
                   BALANCE SHEET AND STATEMENTS OF OPERATIONS


A.  Franchise revenue:

     The pro forma adjustment reflects the elimination of franchise revenue associated with discontinued Century 21 international based operations, the elimination of franchise revenue paid by the Century 21 NORS to Century 21 under sub-franchise agreements and the addition of franchise fees to be received under franchise contracts to be executed with owned brokerage offices upon contribution of the Owned Brokerage Business to the Trust. Pro forma adjustments to franchise revenue consists of the following ($000's):

                                                       For the Six Months Ended
                                                              June 30
                                                      --------------------------
                                                         1996         1995
                                                         ----         ----
       Eliminate:
          Discontinued operations                     $     -       $  (34)
          Century 21 revenue included as
             Century 21 NORS
             SG&A                                       (1,003)     (2,250)
       Add :
          Franchise fees from Owned Brokerage Business  12,838      13,788
                                                        ------      ------
       Total                                           $11,835     $11,504
                                                       =======     =======


B.  Owned brokerage revenue and expenses:

     The pro forma adjustments reflect the elimination of revenue and expenses for Coldwell Banker's formerly owned 318 owned offices. The Company contributed the net assets of the Owned Brokerage Business to the Trust upon consummation of the Coldwell Banker acquisition. The free cash flow of the Trust will be expended at the discretion of the trustees to enhance the growth of funds available for advertising and promotion.

C.  Selling, general and administrative expense:

     The pro forma adjustments eliminate redundant costs associated with the restructuring of franchise services and other businesses and the resulting termination of certain functions and positions in connection with Company acquisitions. Adjustments are comprised of the following ($000's):

    For the six months ended June 30, 1996:

                               Coldwell  Century 21
                                Banker    NORS     Travelodge   ERA     Total
                                ------------------------------------------------
    Payroll and related       $ 4,451    $ 2,424    $    25   $  222   $ 7,122
    Stock option expense       40,801                                   40,801
    Professional                1,055        705          4        -     1,764
    Occupancy                       -        603          4      102       709
    Conventions and meetings        -        472          -        -       472
    Franchise fees (Note A)         -      1,003          -        -     1,003
    Other                        (604)       597          4      157       154
                                 ----        ---          -      ---       ---

    Total                     $45,703    $ 5,804    $    37   $  481   $52,025
                               ======    =======    =======   ======   =======

    For the six months ended June 30, 1995:

                       Century  Coldwell Century 21
                          21    Banker    NORS     Travelodge  ERA     Total
                       -------------------------------------------------------
    Payroll & related   $9,330   $5,341   $ 2,951    $   287   $1,064   $18,973
    Professional         2,308    1,073       649         40        -     4,070
    Occupancy            3,110       -      1,159         48      444     4,761
    Conventions and
      meetings           1,116       -        179          -        -     1,295
    Franchise fees
      (Note A)               -       -      2,250          -        -     2,250
    Other                1,561    (846)       748         43      729     2,235
                         -----    ----        ---         --      ---     -----
    Total              $17,425  $5,568    $ 7,936    $   418   $2,237   $33,584
                       =======  ======    =======    =======   ======   =======


D.  Depreciation and amortization:

     The pro forma adjustment for depreciation and amortization is comprised of ($000's):

     For the six months ended June 30, 1996:
                                               Coldwell    1996
                                               Banker    Acquisitions    Total
    Elimination of historical expense          $(9,021)    $   (421)   $(9,442)
    Property, equipment & furniture & fixtures     540         -           540
    Excess of cost over fair value
      of net assets acquired                       -            974        974
    Intangible assets - Coldwell Banker         10,775         -        10,775
    Franchise agreements                           -            498        498
                                               -------          ---        ---
    Total                                      $ 2,294     $  1,051    $ 3,345
                                               =======     ========    =======


    For the six months ended June 30, 1995:

                                            CCI               Coldwell     1996
                                         Merger  Century 21   Banker   Acquisitions  Total
                                         ---------------------------------------------------
Elimination of historical
  expense                             $   (529)  $ (4,657)  $(11,959)  $ (1,091)  $(18,236)
Property, equipment and
   furniture and fixtures                  100        393        647       --        1,140
Information data base                      375       --         --         --          375
Excess of cost over fair value
  of net assets acquired                   289      1,750       --        2,053      4,092
Intangible assets - Coldwell Banker-      --       12,938       --       12,938
Franchise agreements                      --        1,396       --        1,458      2,854
                                       -------      -----    -------      -----      -----
Total                                 $    235   $ (1,118)  $  1,626   $  2,420   $  3,163
                                      ========   ========   ========   ========   ========



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

    Century 21

     The estimated fair values of Century 21's property and equipment, franchise agreements and excess of cost over fair value of net assets acquired are $5.5 million, $33.5 million and $140.0 million, respectively, and are amortized on a straight-line basis over the periods to be benefited which are seven, twelve and forty years, respectively. The benefit periods associated with the excess cost over fair value of net assets acquired were determined based on Century 21's position as the world's largest franchisor of residential real estate brokerage offices, the most recognized brand name in the residential real estate brokerage industry and the longevity of the residential real estate brokerage business.

    Coldwell Banker

     The estimated fair value of Coldwell Banker's property, plant and equipment (excluding land) of $16.7 million, is amortized on a straight-line basis over the estimated benefit periods ranging from five to twenty-five years. The estimated fair value of Coldwell Banker's intangible assets, comprised of franchise agreements and excess of cost over fair value of net assets acquired, is $768.4 million and is amortized on a straight-line basis over the periods to be benefited. Excess of cost over fair value of net assets acquired was determined to have a benefit period of forty years, which was based on Coldwell Banker's position as the largest gross revenue producing real estate company in North America, the recognition of its brand name in the real estate brokerage industry and the longevity of the real estate brokerage business.

    1996 Acquisitions

     The estimated fair values of 1996 Acquisitions franchise agreements aggregate $61.0 million and are being amortized on a straight-line basis over the periods to be benefited, which range from twelve to thirty years. The estimated fair values of 1996 Acquisitions excess of cost over fair value of net assets acquired aggregate $164.2 million and are each being amortized on a straight-line basis over the periods to benefited which are forty years.


E.  Interest expense:

    The pro forma adjustment to interest expense is comprised of ($000's):

                                                    For the Six Months Ended
                                                            June 30,
                                                        1996        1995
                                                    ------------------------
       Elimination of historical interest expense
        of 1996 Acquisitions & Century 21          $ (1,493)    $(3,989)
       Reversal of Coldwell Banker                   (3,155)     (1,938)
       Century 21                                         -       1,890
       Minority interest-preferred dividends              -       2,217
       4 3/4% Notes                                   1,361       4,463
       -                                              -----       -----
       Total                                       $ (3,287)    $ 2,643
                                                   ========     =======

    Coldwell Banker

     The pro forma adjustment reflects the reversal of interest expense relating to the following ($000's):
                                                    For the Six Months Ended
                                                              June 30,
                                                          1996         1995
                                                          ----         ----
       Expense (income) associated with the Owned
          Brokerage Business                           $  (179)    $      31
       Expense associated with revolving credit
          facility borrowings which will be repaid
          with proceeds from offering                    3,334         1,907
                                                         -----         -----
       Total                                           $ 3,155     $   1,938
                                                       =======     =========


    Century 21

     The pro forma adjustment reflects the recording of interest expense on $60 million of borrowings under the Company's revolving credit facility at an interest rate of 6.3%. Borrowings represent the amount necessary to finance the initial cash purchase price net of $10.2 million of acquired cash.

    Minority interest - preferred dividends

     The pro forma  adjustment  reflects  dividends on the  redeemable  Series A
Adjustable  Rate  Preferred  Stock  of  Century  21.  Preferred   dividends  are
calculated based on an $80 million face value and a 6.3% dividend rate.

    4 3/4% Notes

     The pro forma adjustment reflects interest expense and amortization of deferred financing costs related to the February 22, 1996 issuance of the 4 3/4% Notes to the extent that such proceeds were used to finance the 1996 Acquisitions.


F.  Other expenses:

     The pro forma adjustment eliminates $399,000 of accounting, legal and other administrative expenses allocated to CCI which would not have been incurred by the Company.

G.  Income Taxes:

    The pro forma adjustment to income taxes is comprised of ($000's):

                                                     For the Six Months Ended
                                                            June 30,
                                                        1996         1995
                                                        ----         ----
       Reversal of historical (provision) benefit of:
          Company                                     $(41,746)   $(22,499)
          CCI                                                -        (313)
          Century 21                                         -        (728)
          Coldwell Banker                               10,432      (2,004)
          Travelodge                                         -        (478)
       Pro forma provision                              53,029      41,982
                                                        ------      ------
       Total                                           $21,715    $ 15,960
                                                       =======    ========

     The pro forma effective tax rates approximates the Company's historical effective tax rates.

H.  Weighted average common and common equivalent shares outstanding:

     The pro forma adjustment to weighted average shares consists of the following (000's):


                                             For the Six Months Ended
                                                      June 30,
                                                 1996         1995
                                                 ----         ----

          CCI                                       -        1,804
          Century 21                                -        4,000
          Coldwell Banker                      10,581       12,838
          Century 21 NORS                         629          923
                                               ------       ------
                                               11,210       19,565
                                               ======       ======



     The unaudited Pro Forma Consolidated Statement of Operations is presented as if the acquisitions took place at the beginning of the period presented; thus, the stock issuances referred to above are considered outstanding as of the beginning of the period for purposes of per share calculations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
No.    Description

10.1 Employment Agreement dated as of June 30, 1996 between the Company and Henry R. Silverman.

10.2 Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the Company and National Lodging Corp.

10.3 Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Company and National Lodging Corp.

11   Statement re: computation of per share earnings

(b)    Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated April 5, 1996 for purposes of incorporating by reference certain financial statements in the Company's Registration Statements which were filed shortly after the filing of such Current Report on Form 8-K. The financial statements filed included:

1. The unaudited interim financial statements of Century 21 of Southwest, Inc., (an "S" corporation) as of December 31, 1995 and March 31, 1995 and the related statements of income and cash flows for the nine months ended December 31, 1995 and 1994.
2. The unaudited interim financial statements of Century 21 of Eastern Pennsylvania, Inc., (an "S" corporation) as of January 31, 1996 and April 30, 1995 and the related statements of operations and cash flows for the nine months ended January 31, 1996 and 1995.
3.   The  audited  financial  statements  of  Century  21  Real  Estate  of  the
     Mid-Atlantic States, Inc., as of December 31, 1995 and the related statements of operations, retained earnings and cash flows for the year then ended.
4. The unaudited consolidated interim financial statements of Century 21 Region V, Inc., as of January 31, 1996 and July 31, 1995 and the related statements of operations and cash flows for the six months ended January 31, 1996 and 1995.
5. The audited consolidated financial statements of Electronic Realty Associates, L.P. as of and for the years ended December 31, 1995 and 1994.
6.   Pro forma financial information of HFS Incorporated.

     The Company filed a Current Report on Form 8-K dated May 8, 1996 regarding the proposed acquisition by merger of Coldwell Banker Corporation by the Company, which acquisition was consummated on May 31, 1996. Such Current Report on Form 8-K included as exhibits the audited, consolidated financial statements of Coldwell Banker Corporation and subsidiaries as of and for the years ended December 31, 1995 and 1994, the three months ended December 31, 1993 and the nine months ended September 30, 1993, and pro forma financial information of the Company.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HFS Incorporated




                                       By:   /s/   James E. Buckman
                                             James E. Buckman
                                             Executive Vice President
Date: August 13 1996                         And General Counsel




                                       By:   /s/   Stephen P. Holmes
                                             Stephen P. Holmes
                                             Executive Vice President
Date: August 13 1996                         And Chief Financial Officer
                                             (Principal Financial Officer
                                             And Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                          Page
Exhibit No. Description

10.1 Amended and Restated Employment Agreement dated as of June 30, 1996 between the Company and Henry R. Silverman

10.2 Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the Company and National Lodging Corp.

10.3 Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Company and National Lodging Corp.

11          Statement re: computation of per share earnings