Form 10-Q/A
period 1996-06-30
HFS INC
filed 1996-08-19
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________


                                    Form 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                           Commission File No. 1-11402

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

(a)    Exhibits

Exhibit
No.    Description

10.1 Employment Agreement dated as of June 30, 1996 between the Company and Henry R. Silverman.*

10.2 Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the Company and National Lodging Corp.*

10.3 Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Company and National Lodging Corp.*

11   Statement re: computation of per share earnings*

27   Financial Data Schedule**

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


 *   Previously filed
 **  Filed herewith

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HFS Incorporated




                                       By:   /s/   James E. Buckman
                                             James E. Buckman
                                             Executive Vice President
Date: August 19 1996                         And General Counsel




                                       By:   /s/   Stephen P. Holmes
                                             Stephen P. Holmes
                                             Executive Vice President
Date: August 19 1996                         And Chief Financial Officer
                                             (Principal Financial Officer
                                             And Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No. Description

10.1 Amended and Restated Employment Agreement dated as of June 30, 1996 between the Company and Henry R. Silverman*

10.2 Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the Company and National Lodging Corp.*

10.3 Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Company and National Lodging Corp.*

11          Statement re: computation of per share earnings*

27          Financial data schedule**


 *   Previously filed
 **  Filed herewith