Form 10-Q
period 1996-09-30
HFS INC
filed 1996-11-15
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                           Commission File No. 1-11402

                                  ------------


                                HFS Incorporated
             (Exact name of Registrant as specified in its charter)


                 Delaware                                      22-3059335
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                    Identification Number)
              6 Sylvan Way
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

     The number of shares outstanding of each of the Registrant's classes of common stock was 128,676,074 shares of Common Stock outstanding as at November 11, 1996.

                                 HFS Incorporated and Subsidiaries
                                    CONSOLIDATED BALANCE SHEETS

                                          (In thousands)



                                                                  September 30,     December 31,
ASSETS                                                                1996           1995
------------------------------------------------------------------------------------------------


CURRENT ASSETS
Cash and cash equivalents                                        $   471,194        $    16,109
Royalty accounts and notes receivable, net of
    allowance for doubtful accounts                                   76,975             37,326
Marketing and reservation receivables, net of
    allowance for doubtful accounts                                   36,200             22,297
Relocation receivables                                               136,052             51,180
Other current assets                                                  22,625             21,304
Deferred income taxes                                                 36,456             20,200
                                                                 -----------        -----------
    Total current assets                                             779,502            168,416

Property and equipment, net                                          106,233             67,892
Franchise agreements, net                                            594,415            517,218
Excess of cost over fair value of net assets
    acquired, net                                                  1,339,836            356,754
Other assets                                                          80,064             55,528
                                                                 -----------        -----------
    TOTAL ASSETS                                                 $ 2,900,050        $ 1,165,808
                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and other                                       $   185,012        $    73,724
Income taxes payable                                                  81,633             38,640
Accrued acquisition obligations                                       40,287             10,276
Current portion of long-term debt                                     29,907              2,249
                                                                 -----------        -----------
    Total current liabilities                                        336,839            124,889

Long-term debt                                                       541,563            300,778
Other liabilities                                                     31,259             17,150
Deferred income taxes                                                 85,400             82,800
Commitments and contingencies

Series A Adjustable Rate Preferred Stock of Century 21                    --             80,000

STOCKHOLDERS' EQUITY
Preferred stock                                                           --                 --
Common stock                                                           1,237              1,025
Additional paid-in capital                                         1,705,541            475,562
Retained earnings                                                    206,236             83,604
Treasury stock, at cost                                               (8,025)                --
                                                                 ------------       -----------
    Total stockholders' equity                                     1,904,989            560,191
                                                                 -----------        -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,900,050        $ 1,165,808
                                                                 ===========        ===========

     -See notes to consolidated financial statements-

                                 HFS Incorporated and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF INCOME

                             (In thousands, except per share amounts)





                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 1996        1995           1996       1995
                                                --------------------------------------------

REVENUE:
    Franchise                                  $ 184,027  $ 113,340     $ 424,162  $ 265,129
    Other                                         61,773     15,909       125,848     34,602
                                               ---------  ---------     ---------  ---------
        Total revenue                            245,800    129,249       550,010    299,731
                                               ---------  ---------     ---------  ---------

EXPENSES:
    Marketing and reservation                     55,237     44,160       130,728    110,842
    Selling, general and administrative           40,232     21,867       110,588     46,117
    Depreciation and amortization                 17,724      8,389        41,129     21,721
    Interest                                       7,620      6,017        22,194     16,272
    Other                                         23,033      2,376        40,109      3,595
                                               ---------  ---------     ---------  ---------
        Total expenses                           143,846     82,809       344,748    198,547
                                               ---------  ---------     ---------  ---------

Income before income taxes                       101,954     46,440       205,262    101,184
Provision for income taxes                        40,884     19,321        82,630     41,820
                                               ---------  ---------     ---------  ---------
Net income                                     $  61,070  $  27,119     $ 122,632  $  59,364
                                               =========  =========     =========  =========

SHARE INFORMATION (fully diluted):

Net income per share                           $    0.44  $    0.24     $    0.96  $    0.56
                                               =========  =========     =========  =========

Weighted average common and common
    equivalent shares outstanding                142,942    115,758       131,684    112,056
                                               =========  =========     =========  =========



     -See notes to consolidated financial statements-

                                 HFS Incorporated and Subsidiaries
                          CONSOLIDATED STATEMENT  OF STOCKHOLDERS' EQUITY
                                          (In thousands)





                                                     Additional
                                 Common Stock         Paid In      Retained       Treasury
                              Shares     Amount       Capital      Earnings         Stock        Total
                             -------------------------------------------------------------------------


Balance, January 1, 1996     102,539    $ 1,025    $   475,562   $  83,604    $       --    $  560,191

Issuance of common stock      20,278        203      1,205,768          --            --     1,205,971

Purchase of common stock          --         --             --          --        (8,025)       (8,025)

Exercise of stock options        898          9          7,973          --            --         7,982

Tax benefit from exercise
   of stock options               --         --         16,145          --            --        16,145

Conversion of 41/2% Notes          5         --             93          --            --            93

Net income                        --         --             --     122,632            --       122,632
                             -------    -------    -----------   ---------    ----------    ----------

Balance, September 30, 1996  123,720    $ 1,237    $ 1,705,541   $ 206,236    $   (8,025)   $1,904,989
                             =======    =======    ===========   =========    ===========   ==========






     -See notes to consolidated financial statements-

                                  HFS Incorporated and Subsidiaries
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996             1995
                                                                 ----------      -----------


Operating Activities:
    Net income                                                   $  122,632      $    59,364
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization, including
           amortization of deferred financing costs                  42,524           22,680
        Changes in operating assets and liabilities
           and other                                                (25,777)           2,200
                                                                 -----------     -----------
           Net cash provided by operating activities                139,379           84,244
                                                                 ----------      -----------

Investing Activities:
    Property and equipment additions                                (23,578)          (5,780)
    Loans and investments                                           (10,000)         (13,000)
    Acquisition of businesses, net of cash acquired                (970,885)         (70,977)
                                                                 -----------     ------------
           Net cash used in investing activities                 (1,004,463)         (89,757)
                                                                 -----------     ------------


Financing Activities:
    Issuance of common stock, net                                 1,167,953           57,053
    Proceeds from borrowings, net                                   242,025                -
    Purchases of treasury stock                                      (8,025)               -
    Redemption of Series A Preferred Stock                          (80,000)               -
    Principal payments - long-term debt                              (1,784)         (16,252)
                                                                 -----------     ------------
           Net cash provided by financing activities              1,320,169           40,801
                                                                 ----------      -----------

Net increase in cash and cash equivalents                           455,085           35,288
Cash and cash equivalents, beginning of period                       16,109            5,956
                                                                 ----------      -----------
Cash and cash equivalents, end of period                          $ 471,194      $    41,244
                                                                  =========      ===========


     -See notes to consolidated financial statements-

                               HFS Incorporated and Subsidiaries
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Basis of Presentation

     The consolidated balance sheet of HFS Incorporated (the "Company") as of September 30, 1996, the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 and the consolidated statement of stockholders' equity for the nine months ended September 30, 1996 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation. There were no adjustments of an unusual nature recorded during the three and nine months ended September 30, 1996 and 1995 except that in June 1996, the Company recorded a $7.0 million pre-tax restructuring charge, related primarily to the contribution of owned Coldwell Banker brokerage offices to a newly created independent entity, National Realty Trust (the "Trust") (See Note 2). Through September 30, 1996, the Company has engaged principally in the business of franchising guest lodging facilities (lodging segment) and real estate brokerage offices (real estate segment). The principal sources of lodging segment revenue are based upon the annual gross room revenue of franchised properties. The principal sources of real estate segment revenue are based upon franchisee gross commission revenue from real estate sales and may include monthly franchisee membership fees. As a result, the Company experiences seasonal revenue patterns similar to those of the hotel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts and transactions of all wholly-owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

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

2.  Acquisitions

     The following acquisitions were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The results of operations of acquisitions completed during the nine months ended September 30, 1996 have been included in the Company's consolidated results since the respective dates of acquisition.

     A. ACQUISITION OF RESORT CONDOMINIUMS INTERNATIONAL, INC. - On November 12, 1996, the Company completed the acquisition of all the outstanding capital stock of Resort Condominiums International, Inc., and its affiliates ("RCI") for approximately $625 million comprised of $550 million in cash and $75 million of Company common stock. The purchase agreement provides for contingent payments of up to $200 million over the next five years.

     RCI, based in Indianapolis, Indiana, is the world's largest provider of timeshare exchange programs, providing services for approximately two million timeshare owners and approximately 3,000 resorts around the world. RCI is also engaged in publishing related to the timeshare industry and provides other travel-related services, integrated software systems and resort management and consulting services.

     B. ACQUISITION OF AVIS, INC. - On October 17, 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 4.6 million shares) in Company common stock.

     Avis, together with its subsidiaries, licensees and affiliates, operates the Avis rental car business, which the Company believes is the second largest car rental system in the world.

     Prior to the consummation of the acquisition, the Company announced its intention to dispose of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Operating Company") through an initial public offering of the common stock of the Operating Company during 1997. The Operating Company will license the Avis trademark from the Company in return for a license fee based on a percentage of Operating Company revenue.

     C. COLDWELL BANKER - On May 31, 1996, the Company acquired by merger Coldwell Banker Corporation ("Coldwell Banker"), at the time the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company paid $640 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid approximately $105 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the sale of Company common stock (see Note 5).

     Immediately following the closing of the Coldwell Banker acquisition, the Company conveyed Coldwell Banker's 318 owned real estate brokerage offices to the Trust. The Company recorded a pre-tax restructuring charge of $7 million (approximately $4.3 million, net of tax or $0.03 per share), in the second quarter, related primarily to the contribution of net assets to the Trust.

     D. CENTURY 21 NON-OWNED REGIONS - During the second quarter of 1996, the Company purchased from four independent master licensees, the six U.S. previously non-owned Century 21 regions ("Century 21 NORS") consisting of more than 1,000 franchised real estate offices. The $147 million aggregate purchase price consisted of approximately $96 million in cash, $5 million in notes and $46 million (approximately 0.9 million shares) in Company common stock.

     E. ERA - In February 1996, the Company purchased substantially all of the assets comprising the Electronic Realty Associates ("ERA") residential real estate brokerage franchise system for approximately $40.5 million in cash.

     F. TRAVELODGE - In January 1996, the Company purchased the assets comprising the Travelodge hotel franchise system ("Travelodge") in North America including the Travelodge(R) and Thriftlodge(R) service marks and the franchise agreements from Forte Hotels, Inc. ("FHI") for $39.3 million.

     Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary (collectively "MOA"), purchased 19 Travelodge motels from FHI for $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge franchise agreements. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by a parent company of MOA and secured by approximately 80% of MOA's outstanding common stock.

     In addition, Chartwell Leisure Inc. ("CHRT") formerly National Lodging Corp., a former wholly owned Company subsidiary which was distributed to the Company shareholders on November 22, 1994 (the "Distribution Date"), purchased all of the common stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with CHRT's acquisition, the Company guaranteed $75 million of CHRT borrowings under a $125 million revolving credit facility entered into by CHRT with certain banks. The Company is paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company pursuant to a financing agreement entered into between CHRT and the Company at the Distribution Date (the "Financing Agreement"). The Financing Agreement was modified to provide expressly for the guaranty of such CHRT borrowings. The Company and CHRT terminated or modified other agreements entered into with CHRT at the Distribution Date, including a gaming related marketing services agreement and an advisory agreement. CHRT paid the Company an advisory fee approximating $2 million in January 1996 in connection with CHRT's acquisition of FHI.


     Pro Forma Information: The following information reflects the comparative pro forma statements of operations of the Company for the nine months ended September 30, 1996 and 1995 assuming the following transactions occurred on January 1, 1995: (i) the August 1, 1995 acquisition of Century 21 Real Estate Corporation ("Century 21"); (ii) the acquisition by merger in May 1995 of, Central Credit, Inc.; (iii) the acquisition of Avis and the issuance of the Company common stock as partial consideration for Avis; (iv) the acquisition of RCI and the issuance of the Company common stock as partial consideration for RCI; (v) the acquisition of Coldwell Banker and the related contribution of Coldwell Banker's owned real estate brokerage offices to the Trust; (vi) proceeds from an offering of the Company's common stock (See Note 5) to the extent necessary to fund the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses; (vii) the 1996 acquisitions of Travelodge, ERA and the Century 21 NORS; and (viii) the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 (the "4 3/4% Notes", see Note 6) to the extent such proceeds were used to finance acquisitions. The acquisitions have been or will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been or will be recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements, the elimination of redundant costs and the related income tax effects. Certain other Company acquisitions were not material and therefore were not reflected in the pro forma statements of operations.

                                                             Nine Months Ended
                                                               September 30,
(000's, except net income per share)                        1996          1995
                                                        -----------   ----------

Revenue ..............................................   $  999,865   $  841,323
Income before income taxes ...........................      332,150      232,827
Net income per share (fully diluted) .................   $     1.35   $     1.00
Weighted average common and  common equivalent shares
         outstanding  (fully diluted) ................      147,513      140,582


3.  Income Taxes

     The effective income tax rate is based on estimated annual taxable income and other factors.


4.  Earnings per Share

     Earnings per share for the three and nine months ended September 30, 1996 and 1995 are based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The 4 3/4% Notes, issued February 22, 1996, are antidilutive for the three and nine months ended September 30, 1996 and, accordingly, are not included in the computation of earnings per share for 1996. For purposes of calculating earnings per share, the $150 million 4 1/2% convertible senior notes are assumed to be converted and, accordingly, interest expense, including amortization of deferred financing costs (net of taxes) has been added back to net income.


5.  Stockholders' Equity

     A. Authorized Shares - On January 22, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300 million.

     B. Public Offering - On May 9, 1996, the Company sold an aggregate 19.4 million shares of Company common stock pursuant to a public offering (the "Offering"). A majority of the net proceeds from the Offering of $1.2 billion financed the acquisition of Coldwell Banker and the balance was principally used as partial consideration in the subsequent acquisition of Avis.


6. Debt

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

     On October 2, 1996, the Company replaced an existing $300 million revolving credit facility with $1 billion in revolving credit facilities consisting of (i) a $500 million, five year revolving credit facility (the "Five Year Credit Facility") and (ii) a $500 million, 364 day revolving credit facility (the "364 Day Revolving Credit Facility" (collectively the "Revolving Credit Facilities"). The Company may renew the 364 Day Revolving Credit Facility on an annual basis for an additional 364 days up to a maximum aggregate term of five years upon receiving lender approval. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at the prime rate or at LIBOR plus a margin approximating 25 basis points.

7. Recent Events

     A. PENDING ACQUISITION OF PHH CORPORATION ("PHH") - On November 10, 1996, the Company entered into a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will issue approximately $1.7 billion of Company common stock in exchange for all of the outstanding common stock of PHH. Pursuant to the terms of the Merger Agreement, the number of Company shares to be issued may range from 21.3 to 28.7 million, based upon the average share price of the Company's common stock over a period of 20 trading days ending five days prior to the date of the vote by PHH shareholders on approval of the transaction. PHH is the world's largest provider of corporate relocation services and also provides mortgage banking and vehicle management services. Consummation of the transaction is subject to customary regulatory approvals and the approval of the shareholders of each company. The transaction, which is expected to close in early 1997, will be accounted for as a pooling of interests.

     B. PURCHASE OF MINORITY INTEREST- Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Company and a group of former executives of Century 21 Real Estate Corporation (the "Former Management") pursuant to which the Company owns 87.5% of C21 Holding Corp. and the Former Management owns 12.5% of C21 Holding Corp. Such amendment provides for the acceleration of the Company's option to purchase the 12.5% ownership from the Former Management at fair market value to a date which is approximately 90 days from the Effective Date, with fair market value determined as of the Effective Date The Company is in the process of determining the fair market value of C21 Holding Corp. and expects to complete such purchase in the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

     HFS Incorporated (the "Company") provides services to various businesses in consumer industries. The Company began 1996 as the world's largest franchisor of lodging facilities and real estate brokerage offices. In 1996, the Company continued to pursue its strategy of adding franchise brands to its existing franchise infrastructure with several acquisitions, including the acquisition of Coldwell Banker Corporation ("Coldwell Banker"), at the time the largest gross revenue producing residential real estate company in North America and a leading provider of relocation services. The Company expanded its consumer services business to include the car rental industry with its October 17, 1996 acquisition of Avis, Inc. ("Avis"), which the Company believes is the second largest car rental system in the world. On November 12, 1996, the Company continued its expansion by acquiring Resort Condominiums International, Inc. ("RCI") which is the world's largest provider of timeshare exchange programs. See "Liquidity and Capital Resources - Acquisitions". On November 11, 1996, the Company entered into a definitive merger agreement with PHH Corporation ("PHH"), pursuant to which PHH will become a subsidiary of the Company. PHH is the world's largest provider of corporate relocation services and also provides mortgage banking and vehicle management services. See "Liquidity and Capital Resources - Pending Acquisition". The Company continues to pursue acquisitions and other strategic transactions within its existing industry segments as well as other franchise or franchisable businesses and other consumer services businesses.

RESULTS OF OPERATIONS -- REVENUE OVERVIEW

     Company revenue increased 90% ($116.6 million) to $245.8 million in the third quarter of 1996 compared to $129.2 million in the third quarter of 1995. Approximately $78.9 million of the increase represented incremental revenue from the Company's real estate segment including revenue generated from the CENTURY 21(R), Electronic Realty Associates (ERA(R)) and Coldwell Banker(R) franchise systems which were acquired in August 1995, February 1996 and May 1996, respectively. Preferred vendor revenue also increased $10.4 million representing a 241% increase over such revenue in the third quarter of 1995.

     Company revenue increased 84% ($250.3 million) to $550.0 million during the nine months ended September 30, 1996 compared to the same period in 1995. The lodging and real estate segments each contributed to the revenue increase. The real estate segment, which was not established until the third quarter of 1995, generated $187.4 million of revenue for the nine months ended September 30, 1996 compared to $22.8 million for the same period in the prior year.

3Q96 vs.  3Q95

Lodging Franchise Fees

     The royalty portion of lodging franchise fees increased $5.4 million (11%), in the third quarter of 1996 compared to the same period in 1995. Room growth through the sale of franchise agreements and the acquisitions of the Knights Inn(R) and Travelodge(R) franchise systems in August 1995 and January 1996, respectively, contributed to the increase. Excluding these acquisitions, the Company added 24,859 rooms, net of terminations, during the twelve months ended September 30, 1996.

Real Estate Franchise Fees

     The real estate segment contributed $74.4 million of franchise fees for the third quarter of 1996 including $36.6 million from the CENTURY 21 franchise system, acquired in August 1995, $5.6 million from the ERA franchise system, acquired on February 12, 1996 and $32.2 million from the Coldwell Banker franchise system, acquired on May 31, 1996. Franchise fees of acquired real estate segment franchise systems increased $54.9 million for the quarter ended September 30, 1996 compared to the same period in 1995, due to such real estate segment acquisitions.

Other

     Other revenue is primarily comprised of revenue from preferred vendor arrangements and relocation service revenue. Preferred vendor fees consist of revenue generated from vendors seeking access to the Company's franchisees and franchisees' customers. Preferred vendor revenue increased $10.4 million (241%) from the third quarter of 1995 to the third quarter of 1996. The Company acquired relocation service businesses in connection with the acquisitions of the CENTURY 21, ERA and Coldwell Banker franchise systems. Relocation service fees approximated $28.9 million in the third quarter of 1996, compared to $3.7 million in the third quarter of 1995, including $25.0 million from Coldwell Banker Relocation Services, Inc., ("CBRS") acquired by the Company on May 31, 1996.

Year-to-date 1996 vs.  1995

Lodging Franchise Fees

     Lodging segment franchise fees and the royalty portion of franchise fees increased $30.1 million (12%) and $17.4 million (15%), respectively, in the nine months ended September 30, 1996 compared to the same period in 1995. The increase in lodging segment franchise fees is primarily attributable to room growth through the sale of franchise agreements and the acquisition of the Knights Inn and Travelodge franchise systems.

Real Estate Franchise Fees

     The real estate segment contributed $148.4 million of franchise fees for the nine months ended September 30, 1996 including approximately $91.3 million, $13.4 million and $43.7 million from the Century 21, ERA and Coldwell Banker franchise systems, respectively. Franchise fees of the aforementioned acquired real estate segment franchise systems increased $128.9 million for the nine months ended September 30, 1996 compared to the same period in 1995 due to such real estate segment acquisitions.

Other

     Other revenue is substantially comprised of fees from preferred vendor arrangements, which increased $26.6 million (200%) from the first nine months of 1995 to the same period in 1996 and relocation services fees of $44.1 million from businesses acquired in connection with the Company's real estate segment acquisitions, including $32.7 million from CBRS.

RESULTS OF OPERATIONS - EXPENSES AND INCOME

3Q96 vs 3Q95

     Income before income taxes for the third quarter of 1996 increased $55.5 million (120%) over the same period in 1995 as a result of the increase in revenue for such period discussed above in "Results of Operations - Revenue Overview", net of a $61.0 million (74%) increase in expenses.

     Marketing and reservation expenses increased $11.1 million (25%) compared to the same period in 1995. This increase includes a $9.2 million increase in marketing fees from franchised lodging properties, $5.1 million of which is attributable to the acquisition of Travelodge and a $1.9 million increase in contributions by the Company to the CENTURY 21 National Advertising Fund ("NAF"), a dedicated advertising fund for national and local marketing. Century 21 Real Estate Corporation ("Century 21") is contractually obligated to contribute 10% of net service fees received to the NAF.

     Selling, general and administrative expenses ("SG&A") increased $18.4 million for the third quarter of 1996 over the comparable period in 1995, primarily as a result of $15.7 million of incremental expenses attributable to the recently acquired real estate segment operations.

     Depreciation and amortization for the third quarter of 1996 increased $9.3 million when compared to the same period in 1995, which increase is primarily attributable to amortization of fixed assets, franchise agreements and excess of cost over fair value of net assets acquired ("goodwill") in connection with the acquisitions of the CENTURY 21, Coldwell Banker, ERA and Travelodge franchise systems and the Century 21 non-owned regions.

     Interest expense for the third quarter of 1996 increased $1.6 million as a result of the issuance of $240 million 4 3/4% Convertible Senior Notes ("4 3/4% Notes") in February 1996. The increase in interest expense was offset in part by the decrease in the Company's weighted average effective interest rate from 6.7% in the third quarter 1995 to 5.6% in the third quarter of 1996 as a result of the issuance of the 4 3/4% Notes. Outstanding borrowings at September 30, 1996 were substantially comprised of fixed rate debt securities.

     Other expenses increased $20.7 million in the third quarter of 1996 compared to the same quarter of 1995, corresponding to a $45.9 million increase in related revenue. Other expenses include $17.4 million of relocation services expenses associated with the Company's 1995 and 1996 real estate franchise system acquisitions.


Year-To-Date 1996 vs.  1995

     Income before income taxes increased $104.1 million (103%) for the nine months ended September 30, 1996 versus the comparable period in 1995. This increase resulted from the increase in revenue for such period as discussed above in "Results of Operations -Revenue Overview" net of a $146.2 million (74%) increase in expenses.

     SG&A increased $64.5 million for the nine months ended September 30, 1996 over the comparable period in 1995, primarily as a result of $57.8 million of incremental expenses attributable to real estate segment operations including the CENTURY 21, ERA and Coldwell Banker franchise systems following their respective acquisitions. Included in real estate segment SG&A expenses is a $7.0 million restructuring charge related primarily to the contribution to the Trust. The $19.9 million increase in marketing and reservation expenses includes a $13.1 million increase in marketing fees from franchised lodging properties, $10.0 million of which is attributable to the acquisition of Travelodge, and a $6.8 million contractual contribution by Century 21 to the NAF.

     Depreciation and amortization for the nine months ended September 30, 1996 increased $19.4 million when compared to the same period in 1995. This increase is primarily attributable to amortization of fixed assets, franchise agreements and goodwill in connection with the acquisitions of the CENTURY 21, Coldwell Banker, ERA, Knights Inn(R) and Travelodge franchise systems; the Century 21 non-owned regions and Central Credit, Inc.

     Interest expense for the nine months ended September 30, 1996 increased $5.9 million due to the issuance of the 4 3/4% Notes in February 1996. Interest expense was offset in part by the decrease in the Company's weighted average effective interest rate from 6.0% in the first nine months of 1995 to 5.7% in the nine months ended September 30, 1996 as a result of the issuance of the 4 3/4% Notes.

     The $36.5 million increase in other expenses for the nine months ended September 30, 1996 compared to the same period in 1995, corresponds to the $91.2 million increase in other revenue. The increase includes $27.5 million of relocation expenses generated by the relocation services businesses acquired in the real estate franchise system acquisitions.

Pro Forma Results of Operations

     Pro forma net income increased $58.3 million (43%) for the nine months ended September 30, 1996 over the comparable pro forma 1995 period. The increase results from a $158.5 million increase in revenue with a corresponding increase in total expenses of only $59.2 million. The revenue increase is primarily attributable to increases in: combined lodging and real estate franchise fees of $36.0 million (8%), relocation service fees of $11.6 million (17%), timeshare revenue of $27.4 million (13%), net rental car operations of $64.6 million (97%) and reported preferred vendor revenue of $26.6 million (200%). Pro forma revenue does not reflect potential revenue enhancements which may be realized from preferred vendors seeking access to the Company's newly acquired franchise systems. The increase in lodging segment franchise fees is attributable primarily to system growth during periods of Company ownership. The increase in real estate segment franchise fees is a result of increased gross commission revenue from franchised brokerage offices. The increase in net rental car operations is primarily due to industry growth and an increase in market share. Increases in relocation revenue are directly attributable to increased services provided to relocating employees and the timeshare revenue increase is due to increased timeshare members and related timeshares exchanges.


LIQUIDITY AND CAPITAL RESOURCES

Pending Acquisition

     On November 10 1996, the Company entered into a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will issue $1.7 billion of Company common stock in exchange for all of the outstanding common stock of PHH. Pursuant to the terms of the Merger Agreement, the number of Company shares to be issued may range from 21.3 million to 28.7 million, based upon the average share price of the Company's common stock over a period of 20 trading days ending five days prior to the date of the vote by PHH shareholders on approval of the transaction. PHH is the world's largest provider of corporate relocation services and also provides mortgage banking and vehicle management services. Consummation of the transaction is subject to customary regulatory approvals and the approval of the shareholders of each company. The transaction is expected to close in early 1997.

Acquisitions

     RCI - On November 12, 1996, the Company completed the acquisition of all the outstanding capital stock of Resort Condominiums International, Inc. and its affiliates ("RCI") for approximately $625 million comprised of $550 million in cash and $75 million of Company common stock plus future contingent payments of up to $200 million over the next five years.

     RCI, based in Indianapolis Indiana, is the world's largest provider of timeshare exchange programs, providing services for approximately two million timeshare owners and approximately 3,000 resorts around the world. RCI is also engaged in publishing related to the timeshare industry and provides other travel-related services, integrated software systems and resort management and consulting services.

     AVIS - On October 17, 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 4.6 million shares) in Company common stock.

     Avis, together with its subsidiaries, licensees and affiliates, operates the Avis System, which the Company believes to be the second largest car rental system in the world.

     Prior to the consummation of the acquisition, the Company announced that it would dispose of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Operating Company") through an initial public offering of the common stock of the Operating Company during 1997. The Operating Company will license the Avis trademark from the Company in return for a license fee based on a percentage of the Operating Company revenue.

     COLDWELL BANKER - On May 31, 1996, the Company acquired by merger Coldwell Banker (the "Merger") for $640 million of cash plus repayment of approximately $105 million of indebtedness. At the effective date of the Merger, Coldwell Banker had 2,164 franchised brokerage offices and owned 318 residential real estate brokerage offices ("Owned Brokerage Business") in the United States, Canada and Puerto Rico, representing the third largest real estate brokerage system in the United States.

     The Company financed the Coldwell Banker transaction with approximately $1.2 billion of proceeds from a public offering of approximately 19.4 million common shares (the "Offering") in the second quarter of 1996. Immediately following the closing of the Merger, the Company conveyed the Owned Brokerage Business to a newly created independent trust (the "Trust"). The Company recorded a $7 million pre-tax restructuring charge related primarily to the contribution of the Owned Brokerage Business to the Trust.

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

     ERA - On February 12, 1996, the Company purchased substantially all of the assets comprising the ERA residential real estate brokerage franchise system for approximately $40.5 million which was financed by borrowings under the Company's revolving credit facility.

     CENTURY 21 - On August 1, 1995, a majority-owned Company subsidiary, C21 Holding Corp. ("Holding"), acquired Century 21 from Metropolitan Life Insurance Company ("MetLife") for an aggregate purchase price of $245 million plus expenses. In February 1996, the Company paid the $30 million contingent portion of the purchase price of Century 21 and redeemed $80 million of Century 21 redeemable preferred stock issued to MetLife prior to the acquisition. The Company financed these payments with proceeds from the 4 3/4% Notes.

     Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Company and a group of former executives of Century 21 Real Estate Corporation (the "Former Management") pursuant to which the Company owns 87.5% of C21 Holding Corp. and the Former Management owns 12.5% of C21 Holding Corp. Such amendment provides for the acceleration of the Company's option to purchase the 12.5% ownership from the Former Management at fair market value to a date which is approximately 90 days from the Effective Date, with fair market value determined as of the Effective Date The Company is in the process of determining the fair market value of C21 Holding Corp. and expects to complete such purchase in the first quarter of 1997.

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

     In addition, Chartwell Leisure, Inc. ("CHRT") formerly National Lodging Corp. a former wholly owned Company subsidiary which was distributed to the Company sharesholders in November 1994, purchased all of the common stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. In connection with CHRT's acquisition, the Company guaranteed $75 million of CHRT borrowings under a $125 million revolving credit facility entered into by CHRT with certain banks. The Company is paid a guarantee fee of 2% per annum of outstanding guarantee commitment by the Company pursuant to a Financing Agreement.

     Concurrent with the acquisition of the Travelodge franchise system and CHRT's acquisition of FHI, the marketing and advisory agreements between the Company and CHRT were terminated. The corporate services agreement was modified to provide that the Company is to provide financial and other corporate administrative support and advisory services through September 1996 and thereafter advisory services through January 2019 for a fee of $1.5 million per year. CHRT paid a $2.0 million advisory fee to the Company in connection with CHRT's acquisition of FHI.

Financing

     The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has generated significant positive cash flow from operations in every quarter since its public offering in December 1992. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. Indicative of the Company's creditworthiness, Standard & Poors Corporation and Duff and Phelps assigned an "A" credit rating to the Company's $540 million of publicly issued debt. The Company generated $139.4 million of cash flow from operations during the nine months ended September 30, 1996, representing a $55.1 million (65%) increase from the nine months ended September 30, 1995.


     On October 2, 1996, the Company replaced an existing $300 million revolving credit facility with a $1 billion of revolving credit facilities consisting of
(i) a $500 million, five year revolving credit facility (the "Five Year Credit Facility") and (ii) a $500 million, 364 day revolving credit facility (the "364 Day Revolving Credit Facility" (collectively the "Revolving Credit Facilities"). The Company may renew the 364 Day Revolving Credit Facility on an annual basis for an additional 364 days up to a maximum aggregate term of five years upon receiving lender approval. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at the prime rate or at LIBOR plus a margin approximating 25 basis points.

     The Company completed an offering of 19.4 million shares of common stock in the second quarter of 1996 which yielded net proceeds to the Company after expenses of approximately $1.2 billion. Approximately $ 755 million of the proceeds were used to finance the acquisition of Coldwell Banker and $75 million was used to repay outstanding borrowings under the Company's existing credit facility. The remaining $331 million of proceeds were used as partial consideration for the October 17, 1996 acquisition of Avis.

     The Company filed a shelf registration statement with the Securities and Exchange Commission effective August 29, 1996, for the aggregate issuance of up to $1 billion of debt and equity securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds may be used for general corporate purposes, which may include future acquisitions.

     Working capital at September 30, 1996 approximated $443 million including the remaining $331 million of excess proceeds from the Offering. Excluding the excess proceeds of the Offering, working capital increased $68 million at September 30, 1996 from December 31, 1995. The increase in working capital is attributable to cash generated from operations and the seasonal increase in lodging segment royalty receivables. Additionally, included in working capital at September 30, 1996 is $136 million in relocation receivables relating to the Company's relocation services business acquired as part of the acquisitions of Century 21 and Coldwell Banker. Outstanding relocation receivables are guaranteed by client corporations and accordingly are, in the opinion of the Company, subject to minimal risk.

     Long-term debt consists of $540 million of publicly issued debt including the 4 3/4% Notes, $150 million of 4 1/2% convertible senior notes due 1999 and $150 million of 5 7/8% senior notes due December 1998. Interest on the publicly issued debt is paid semi-annually. Long-term debt increased from $300.8 million at December 31, 1995 to $541.6 million at September 30, 1996, due to the issuance of the 4 3/4% Notes. The weighted average stated interest rate on long-term debt at September 30, 1996 was 5.0% compared to the weighted average stated interest rate of 5.2% at December 31, 1995.

     On October 17, 1996, the acquisition date, Avis had $2.5 billion of outstanding borrowings associated with Avis fleet and other financing arrangements with banks, vehicle manufacturer finance companies and other financial institutions with a weighted average interest rate of approximately 6.3%. Avis may borrow up to $4 billion on such facilities. Approximately $2.2 billion of available borrowings are secured by Avis' fleet of vehicles and are non-recourse to the Company. The remaining available borrowings are unsecured. The most significant Avis financing arrangement is a $2.5 billion, 364-day revolving credit facility which bears interest at LIBOR plus 0.63%.

     Capital expenditures approximating $23.6 million during the nine months ended September 30, 1996 consisted of approximately $14.7 million of software development and the acquisition of computer equipment primarily associated with a new transactional data base and reporting system for the real estate segment and $3.2 million of additions and modifications to the hotel brands' central reservation systems, which will be reimbursed by collections of reservation fees from the Company's lodging franchisees. Also included in capital expenditures is $5.7 million of improvements principally associated with the purchase of a building in 1995, which is now the Company's new headquarters.

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

ITEM 5.        OTHER INFORMATION

                        HFS Incorporated And Subsidiaries
                  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION


     The pro forma consolidated balance sheet as of September 30, 1996 is presented as if (i) the acquisition of Avis, Inc. ("Avis") and issuance of Company common stock (the "Avis Offering") as partial consideration for Avis and; (ii) the acquisition of Resort Condominiums International, Inc. and its affiliates ("RCI") and the issuance of Company common stock as partial consideration for RCI occurred on September 30, 1996. The Company intends to undertake an initial public offering of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Operating Company") in 1997 and to enter into franchise, information technology and other agreements to provide services to the Operating Company based on terms to be determined. Accordingly, the pro forma financial statements reflect the acquired net assets and results of operations of the Avis rental car operating subsidiary intended to be sold as "Investment in car rental operating company-net" and "other revenue", respectively.

     The pro forma statements of operations for the nine months ended September 30, 1996 and 1995 are presented as if the acquisitions of Avis and RCI and the following transactions had occurred on January 1, 1995: (i) the May 31, 1996 acquisition of the common stock of Coldwell Banker Corporation ("Coldwell Banker") and the related contribution of Coldwell Banker's owned real estate brokerage offices (the "Owned Brokerage Business") to a newly created independent trust (the "Trust") (the "Coldwell Banker Transaction"); (ii) the receipt of proceeds from an offering of the Company's common stock (the "Second Quarter 1996 Offering") to the extent necessary to fund (a) the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses; and (b) the cash consideration portion in the Avis acquisition (iii) the acquisitions of: the six non-owned Century 21 regions ("Century 21 NORS") during the second quarter of 1996, the Travelodge franchise system ("Travelodge") on January 23, 1996 and the Electronic Realty Associates franchise system ("ERA") on February 12, 1996 (collectively, the "Other 1996 Acquisitions"); and (iv) the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 to the extent such proceeds were used to finance the Other 1996 Acquisitions. The pro forma statement of operations for the nine months ended September 30, 1995 is also presented as if the August 1, 1995 acquisition of Century 21 and the acquisition by merger (the "CCI Merger") in May 1995 of Casino & Credit Services, Inc's gambling patron credit information business, Central Credit Inc. ("CCI") had occurred on January 1, 1995.

     The acquisitions are accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values which are subject to further refinement, including appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Management does not expect that the final allocation of the purchase price for the above acquisitions will differ materially from the preliminary allocations. The Company has entered into certain immaterial transactions which are not reflected in the pro forma statements of operations.

     The pro forma consolidated financial statements do not purport to present the financial position or results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition to the cost savings reflected in the pro forma consolidated statements of operations, the pro forma consolidated statements of operations do not reflect certain additional cost savings and revenue enhancements that management believes may be realized following the acquisitions. These savings are expected to be realized primarily through the restructuring of franchise services of the acquired companies as well as revenue enhancements expected through leveraging of the Company's preferred vendor programs. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that actually will be realized.

     The pro forma consolidated financial statements are based on certain assumptions and adjustments described in the Notes to Pro Forma Consolidated Balance Sheet and Statements of Operations and should be read in conjunction therewith and with (i) the consolidated financial statements and related notes of the Company included in its 1995 Annual Report on Form 10-K (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996; and (iii) the financial statements and related notes of certain of the acquired companies previously filed in Current Reports on Form 8-K pursuant to Regulation S-X Rule 3.05, "Financial Statements of Businesses Acquired or to be Acquired".

                        HFS Incorporated and Subsidiaries
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                            As of September 30, 1996
                                 (In thousands)

                                                            Historical                     Pro Forma Adjustments
                                            -----------------------------------------   --------------------------
                                               HFS (1)       Avis (2)           RCI       Avis  (A)        RCI (B)      Pro Forma
                                            -----------------------------------------   --------------------------    ------------

Assets
Current assets
  Cash and cash equivalents .............   $   471,194    $      --      $    89,070   $  (367,166)   $   (42,198)   $   150,900
  Marketable securities .................          --             --          184,599          --         (184,599)          --
  Accounts & notes receivable, net               76,975         1,800          33,107          --             --          111,882
  Relocation receivables ................       136,052           --             --            --             --          136,052
  Marketing and reservation
    receivables, net ....................        36,200           --             --            --             --           36,200
  Other current assets ..................        22,625          1,881         22,836          --             --           47,342
  Deferred income taxes .................        36,456           --             --            --             --           36,456
                                            -----------    -----------    -----------   -----------    -----------    -----------
Total current assets ....................       779,502          3,681        329,612      (367,166)      (226,797)       518,832
                                            -----------    -----------    -----------   -----------    -----------    -----------

Property and equipment-net ..............       106,233         33,828         87,785        58,172        (45,000)       241,018
Franchise agreements-net ................       594,415           --             --            --             --          594,415
Excess of cost over fair value of
  net assets acquired-net ...............     1,339,836           --             --            --             --        1,339,836
Intangible assets .......................          --          499,143           --         127,426        541,831      1,168,400
Investment in car rental
  operating company-net .................          --         (127,384)          --         202,384           --           75,000
Deferred income taxes-net ...............          --             --             --           5,200         56,000         61,200
Other assets ............................        80,064         59,633         40,936        (9,614)       (33,203)       137,816
                                            -----------    -----------    -----------   -----------    -----------    -----------
Total ...................................   $ 2,900,050    $   468,901    $   458,333   $    16,402    $   292,831    $ 4,136,517
                                            ===========    ===========    ===========   ===========    ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and other
    accrued liabilities .................   $   160,357    $     1,954    $    80,996   $      --      $      --      $   243,307
  Unearned income .......................        24,655           --          119,218          --             --          143,873
  Income taxes payable ..................        81,633            182           --            (182)          --           81,633
  Accrued acquisition obligations .......        40,287           --             --          44,000           --           84,287
  Current portion of long-term debt              29,907           --             --         100,930           --          130,837
                                            -----------    -----------    -----------   -----------    -----------    -----------
Total current liabilities ...............       336,839          2,136        200,214       144,748           --          683,937
                                            -----------    -----------    -----------   -----------    -----------    -----------

Long-term debt ..........................       534,264           --            3,536          --          285,000        822,800
Unearned income .........................         7,299           --          185,703          --             --          193,002
Other non-current liabilities ...........        31,259           --            1,711          --             --           32,970
Deferred income taxes ...................        85,400           --             --            --             --           85,400
Preferred Stock - Avis, Inc. ............          --           72,416           --         (72,416)          --             --
Redeemable portion of common
   stock - ESOP .........................          --          295,465           --        (295,465)          --             --
Unearned compensation-ESOP ..............          --         (257,751)          --         257,751           --             --

Stockholders' Equity:
  Participating convertible
    preferred stock .....................          --          132,000           --        (132,000)          --             --
  Common stock ..........................         1,237            290           --            (244)            10          1,293
  Additional paid-in capital ............     1,705,541        220,401         16,189       117,972         58,801      2,118,904
  Retained earnings .....................       206,236        103,339         37,459      (103,339)       (37,459)       206,236
  Treasury stock ........................        (8,025)      (102,269)          --         102,269           --           (8,025)
  Net unrealized gain on available
    for sale of securities ..............          --             --           13,521          --          (13,521)          --
  Foreign currency equity adjustment ....          --            2,874           --          (2,874)          --             --
                                            -----------    -----------    -----------   -----------    -----------    -----------
Total stockholders' equity ..............     1,904,989        356,635         67,169       (18,216)         7,831      2,318,408
                                            -----------    -----------    -----------   -----------    -----------    -----------
Total ...................................   $ 2,900,050    $   468,901    $   458,333   $    16,402    $   292,831    $ 4,136,517
                                            ===========    ===========    ===========   ===========    ===========    ===========

(1) Certain reclassifications have been made to the historical results of HFS to conform with the Company's pro forma classification.
(2) See Historical Consolidated Balance Sheet of Avis, Inc. as adjusted as of August 31, 1996.

See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED HISTORICAL BALANCE SHEET
                           OF AVIS, INC., AS ADJUSTED
                              As of August 31, 1996
                                 (In thousands)


                                             Historical        Reclassification       Avis
                                                Avis              Adjustment         As Adjusted
                                        -----------------      ----------------      -----------

Assets
Current Assets
  Cash and cash equivalents ........     $    75,683               $   (75,683)       $      --
  Accounts and notes
    receivable, net ................         174,047                  (172,247)            1,800
  Vehicles, net ....................       2,567,517                (2,567,517)              --
  Due from affiliated company ......         114,976                  (114,976)              --
  Other current assets .............          45,296                   (43,415)            1,881
  Deferred income taxes ............          68,667                   (68,667)              --
                                         -----------                -----------      -----------
Total Current assets ...............       3,046,186                (3,042,505)            3,681
                                         -----------                -----------      -----------

Property and equipment-net .........         151,854                  (118,026)           33,828
Intangible assets-Avis .............         499,143                      --             499,143
Investment in car rental
    operating company-net ..........            --                    (127,384)         (127,384)
Other assets .......................          85,368                   (25,735)           59,633
                                         -----------                -----------      -----------
Total ..............................     $ 3,782,551                $(3,313,650)     $   468,901
                                         ===========                ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable and other .......     $   444,867                $  (442,731)     $     2,136
                                         -----------                 -----------     -----------


Long-term debt .....................       2,488,651                 (2,488,651)          --
Public liability and property damage         215,135                   (215,135)          --
Due to affiliated company ..........         132,563                   (132,563)          --

Other non-current liabilities
  Deferred income taxes ............          34,570                    (34,570)          --
  Preferred stock - Avis, Inc. .....          72,416                        --            72,416
  Redeemable portion of common
    stock - ESOP ...................         295,465                        --           295,465
  Unearned compensation-ESOP .......        (257,751)                       --          (257,751)

Stockholders' Equity
  Participating convertible
    preferred stock ................         132,000                        --           132,000
  Common stock .....................             290                        --               290
  Additional paid-in capital .......         220,401                        --           220,401
  Retained earnings ................         103,339                        --           103,339
  Treasury stock ...................        (102,269)                       --          (102,269)
  Foreign currency equity adjustment           2,874                        --             2,874
                                         -----------                -----------      -----------
Total stockholders' Equity .........         356,635                        --           356,635
                                         -----------                -----------      -----------
Total ..............................     $ 3,782,551                $(3,313,650)     $   468,901
                                         ===========                ===========      ===========


Note:  The reclassification adjustment made to the historical balance sheet of Avis, Inc. is to present the historical net assets of car rental operations as "investment in car rental subsidiary-net".

See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
                    (In thousands, except per share amounts)




                                           1996       1995
                                        ---------  ---------
Revenue
  Franchise .........................   $471,322   $435,344
  Relocation ........................     78,993     67,394
  Timeshare .........................    236,675    209,242
  Other .............................    212,875    129,343
                                        --------   --------
    Total revenue ...................    999,865    841,323
                                        --------   --------

Expenses
  Marketing and reservation .........    238,606    219,395
  Selling, general and administrative    217,431    179,345
  Depreciation and amortization .....    102,208    100,632
  Interest ..........................     36,930     41,063
  Relocation ........................     56,281     45,733
  Other .............................     16,259     22,328
                                        --------   --------
    Total expenses ..................    667,715    608,496
                                        --------   --------

Income before income taxes ..........    332,150    232,827
Provision for income taxes ..........    137,087     96,094
                                        --------   --------
Net income ..........................   $195,063   $136,733
                                        ========   ========

Per Share Information (fully diluted)
  Net income ........................   $   1.35   $   1.00
                                        ========   ========

Weighted average common and common
  equivalent shares outstanding .....    147,513    140,582
                                        ========   ========


Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.


See notes to pro forma consolidated balance sheet and statements of operations.



                                      Historical
                               -----------------------
                                             Acquired      Pro Forma
                                   HFS      Companies     Adjustments           Pro Forma
                               ---------    ---------     -----------           ---------

Revenue
  Franchise                    $ 424,162     $  35,325    $   11,835    (C)     $ 471,322
  Owned brokerage business             -       235,625      (235,625)   (D)             -
  Relocation services             44,115        34,878             -               78,993
  Timeshare                            -       251,516       (14,841)   (E)       236,675
  Other                           81,733       104,955        26,187    (F)       212,875
                               ---------     ---------    ----------            ---------
    Total revenue                550,010       662,299      (212,444)             999,865
                               ---------     ---------    -----------           ---------

Expenses
  Marketing and reservation      130,728       107,878             -              238,606
  Selling, general
    and administrative           110,588       161,833       (54,990)   (G)       217,431
  Owned brokerage                      -       227,363      (227,363)   (D)             -
  Depreciation
    and amortization              41,129        37,041        24,038    (H)       102,208
  Interest                        22,194         4,993         9,743    (I)        36,930
  Relocation                      29,121        28,171        (1,011)              56,281
  Other                           10,988         5,616          (345)              16,259
                               ---------     ---------    -----------           ---------
    Total expenses               344,748       572,895      (249,928)             667,715
                               ---------     ---------    -----------           ---------

Income before income taxes       205,262        89,404         37,484             332,150
Provision for income taxes        82,630        21,904         32,553   (J)       137,087
                               ---------     ---------    -----------           ---------
Net income                     $ 122,632     $  67,500    $     4,931           $ 195,063
                               ---------     ---------    -----------           =========


Per Share Information
  (fully diluted)
  Net income                   $    0.96             -              -           $    1.35

  Weighted average common and
     common equivalent shares
    outstanding                  131,684             -         15,829   (K)       147,513
                               =========                  ===========           =========


Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

See notes to pro forma consolidated balance sheet and statement of operations.

                        HFS Incorporated and Subsidiaries
                HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                              OF ACQUIRED COMPANIES
                  For the Nine Months Ended September 30, 1996
                    (In thousands, except per share amounts)



                                                          Historical
                                  ----------------------------------------------------------
                                                                                   Other
                                    Avis (1)                        Coldwell      1996   (2)      Total
                                  As Adjusted          RCI         Banker (2)   Acquisitions   Historical
                                  -----------       -------     -------------   ------------   ----------
Revenue
  Franchise ...........           $        --       $    --     $      25,694    $   9,631     $  35,325
  Owned brokerage
    business ..........                    --            --           235,625         --         235,625
  Relocation services .                    --            --            34,159          719        34,878
  Timeshare ...........                    --       251,516              --           --         251,516
  Other ...............                99,237            --             4,067        1,651       104,955
                                    ---------     ---------         ---------    ---------     ---------
    Total revenue .....                99,237       251,516           299,545       12,001       662,299
                                    ---------     ---------         ---------    ---------     ---------

Expenses
  Marketing and
    reservation .......                   --        106,744              --          1,134       107,878
  Selling, general and
    administrative ....               20,173         74,745            57,455        9,460       161,833
  Owned brokerage .....                   --             --           227,363         --         227,363
  Depreciation and
    amortization ......               14,247         13,352             9,021          421        37,041
  Interest ............                   --            345             3,155        1,493         4,993
  Relocation ..........                   --             --            27,530          641        28,171
  Other ...............                   --          4,340               512          764         5,616
                                   ---------      ---------         ---------    ---------     ---------
    Total expenses ....               34,420        199,526           325,036       13,913       572,895
                                   ---------      ---------         ---------    ---------     ---------

Income (loss) before
  income taxes ........               64,817         51,990           (25,491)      (1,912)       89,404
Provision (benefit) for
  income taxes ........               29,966          2,370           (10,432)        --          21,904
                                   ---------      ---------          ---------    ---------    ---------
Net income (loss) .....            $  34,851      $  49,620         $ (15,059)   $  (1,912)    $  67,500
                                   =========      =========         =========    =========     =========



Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) The historical financial statements of operations of Avis, as adjusted, has been adjusted to include the historical results of Avis operations intended to be retained by the Company and the operating results of the Avis Car rental subsidiary, included in Other Revenue. See Historical Consolidated Statement of Operations of Avis, Inc., as Adjusted for the nine months ended August 31, 1996.

(2) Reflects results of operations for the period from January 1, 1996 to the respective dates of acquisition.

See notes to pro forma consolidated balance sheet and statement of operations.

                        HFS Incorporated and Subsidiaries
                 HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                           OF AVIS, INC., AS ADJUSTED
                    For the Nine Months Ended August 31, 1996
                                 (In thousands)



                                                                 Rental Car
                                                                 Subsidiary           Avis
                                                 Historical      Adjustment       As Adjusted
                                                -----------     ------------     ------------

Revenue                                         $ 1,490,709     $(1,391,472)     $   99,237
                                                -----------     -----------      ----------


Expenses:
   Selling, general and administrative.......       975,769        (955,596)         20,173
  Depreciation and amortization .............       333,147        (318,900)         14,247
  Interest ..................................       116,958        (116,958)          --
  Other .....................................            18             (18)          --
                                                -----------      -----------    -----------
    Total expenses ..........................     1,425,892      (1,391,472)         34,420
                                                -----------      -----------    -----------

Income before income taxes ..................        64,817           --             64,817
Provision for income taxes ..................        29,966           --             29,966
                                                -----------     -----------     -----------

Net income ..................................   $    34,851     $      --       $    34,851
                                                ===========     ===========     ===========





See notes to pro forma consolidated balance sheet and statements of operations.



                                 Century 21
                                  NORS (1)    Travelodge (1)      ERA   (1)        Total
                                 ---------   ---------------     -----------    ---------

Revenue
  Franchise ..........            $  6,668    $    688            $  2,275       $  9,631
  Relocation .........                --          --                   719            719
  Other ..............                 449        --                 1,202          1,651
                                  --------    --------            --------       --------
    Total revenue ....               7,117         688               4,196         12,001
                                  --------    --------            --------       --------

Expenses
  Marketing and
    reservation ......                 681         453                  --          1,134
  Selling, general
    and administrative               6,885          99               2,476          9,460
  Depreciation
    and amortization .                 285        --                   136            421
  Interest ...........                   2        --                 1,491          1,493
  Relocation .........                  --        --                   641            641
  Other ..............                  --        --                   764            764
                                  --------    --------            --------        --------
    Total expenses ...               7,853         552               5,508          13,913
                                  --------    --------            --------        --------

Income (loss) before
  income taxes .......                (736)        136              (1,312)         (1,912)
Provision for
  income taxes .......                 --          --                   --            --
                                 --------    --------             --------        --------
Net income (loss) ....            $   (736)  $    136             $ (1,312)       $ (1,912)
                                  ========   ========             ========        ========



Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.


(1) Reflects results of operations for the period from January 1, 1996 to the respective date of acquisition.


See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 1995
                    (In thousands, except per share amounts)


                                      Historical
                               -----------------------
                                             Acquired       Pro Forma
                                 HFS         Companies    Adjustments           Pro Forma
                               ---------     ---------    -----------           ---------

Revenue
  Franchise                    $ 265,129     $ 150,707    $   19,508    (C)     $ 435,344
  Owned brokerage business             -       411,795      (411,795)   (D)             -
  Relocation services              3,733        63,661             -               67,394
  Timeshare                            -       222,627       (13,385)   (E)       209,242
  Other                           30,869        66,676        31,798    (F)       129,343
                               ---------     ---------    ----------            ---------
    Total revenue                299,731       915,466      (373,874)             841,323
                               ---------     ---------    -----------           ---------

Expenses
  Marketing and reservation      110,842       108,553             -              219,395
  Selling, general
    and administrative            46,117       182,182       (48,954)   (G)       179,345
  Owned brokerage                      -       393,594      (393,594)   (D)             -
  Depreciation
    and amortization              21,721        52,566        26,345    (H)       100,632
  Interest                        16,272         8,135        16,656    (I)        41,063
  Relocation                       1,583        45,969        (1,819)              45,733
  Other                            2,012        21,018          (702)              22,328
                               ---------     ---------    -----------           ---------
    Total expenses               198,547       812,017      (402,068)             608,496
                               ---------     ---------    -----------           ---------

Income before income taxes
  and extraordinary loss         101,184       103,449        28,194              232,827
Provision for income taxes        41,820        43,250        11,024    (J)        96,094
                               ---------     ---------    ----------            ---------
Income before extraordinary loss  59,364        60,199        17,170              136,733
Extraordinary loss                     -         2,027        (2,027)                   -
                               ---------     ---------    -----------           ---------
Net income                     $  59,364     $  58,172    $    19,197           $ 136,733
                               =========     =========    ===========           =========

Per Share Information
  (fully diluted)
  Net income                   $    0.56                                        $    1.00
                               =========                                        =========

  Weighted average common &
    common equivalent shares
    outstanding                  112,056                       28,526   (K)       140,582
                               =========                  ===========           =========



Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.



See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                              OF ACQUIRED COMPANIES
                  For the Nine Months Ended September 30, 1995
                    (In thousands, except per share amounts)




                                                        Historical
                                   ----------------------------------------------------
                                     Avis (1)                Coldwell          Other         Total
                                   As Adjusted       RCI      Banker       Acquisitions   Historical
                                   -----------    --------   --------      ------------   ----------

Revenue
  Franchise                        $       -      $      -   $ 47,219       $ 103,488       $ 150,707
  Owned brokerage                          -             -    411,795             -           411,795
  Relocation                               -             -     54,469           9,192          63,661
  Timeshare                                -       222,627          -             -           222,627
  Other                               35,010             -      3,972          27,694          66,676
                                   ---------      --------   --------       ---------       ---------
    Total revenue                     35,010       222,627    517,455         140,374         915,466
                                   ---------      --------   --------       ---------       ---------

Expenses
  Marketing and
    reservation                            -        91,792          -          16,761         108,553
  Selling, general
    and administrative                 7,106        62,435     25,289          87,352         182,182
  Owned brokerage                          -             -    393,594             -           393,594
  Depreciation and
    amortization                      14,253        12,698     17,272           8,343          52,566
  Interest                                 -           402      2,958           4,775           8,135
  Relocation                               -             -     39,902           6,067          45,969
  Other                                    -         6,570      1,944          12,504          21,018
                                   ---------      --------   --------       ---------       ---------
    Total expenses                    21,359       173,897    480,959         135,802         812,017
                                   ---------      --------   --------       ---------       ---------
Income  before
  income taxes and
  extraordinary loss                  13,651        48,730     36,496           4,572         103,449

Provision for
  income taxes                        21,644         1,940     16,422           3,244          43,250
                                   ---------       --------   --------      ---------       ---------
Income (loss) before
  extraordinary loss                 (7,993)        46,790     20,074           1,328          60,199
Extraordinary loss                         -             -      2,027               -           2,027
                                   ---------      --------   --------       ---------       ---------
Net income (loss)                  $ (7,993)      $ 46,790   $ 18,047       $   1,328       $  58,172
                                   =========      ========   ========       =========       =========



Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) The historical financial statement of operations of Avis, as adjusted, has been adjusted to present only the historical results of operations intended to be retained by the Company. See Historical Consolidated Statement of Operations of Avis, Inc., as Adjusted, for the six months ended August 31, 1996. See notes to pro forma consolidated balance sheet and statements of operations.

                        HFS Incorporated and Subsidiaries
                 HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                            OF AVIS, INC. AS ADJUSTED
                    For the Nine Months Ended August 31, 1995
                                 (In thousands)



                                                              Rental Car
                                                              Subsidiary             Avis
                                                Historical      Adjustment         As Adjusted
                                              ------------   -------------      -------------

Revenue ...................................   $ 1,190,189    $(1,155,179)        $    35,010
                                              -----------    -----------         -----------


Expenses:
   Selling, general & administrative              766,509       (759,403)              7,106
  Depreciation & amortization .............       304,339       (290,086)             14,253
  Interest ................................       105,379       (105,379)               --
  Other ...................................           311           (311)              --
                                              -----------    -----------         -----------
    Total expenses ........................     1,176,538     (1,155,179)             21,359
                                              -----------    -----------         -----------

Income before income taxes ................        13,651           --                13,651
Provision for income taxes ................        21,644           --                21,644
                                              -----------    -----------         -----------

Net income ................................   $    (7,993)   $      --           $    (7,993)
                                              ===========    ===========          ===========



See notes to pro forma consolidated balance sheet and statements of operations.




                                             Century     Century 21
                                 CCI (1)      21  (1)       NORS        Travelodge      ERA       Total
                                --------    ---------    ----------    -----------    -------   ----------

Revenue:
  Franchise .................   $   --      $ 53,992     $ 20,750      $ 13,476      $ 15,270    $103,488
  Relocation ................       --         6,514           --         --            2,678       9,192
  Other .....................      3,326      10,164          288            59        13,857      27,694
                                --------    --------     --------      --------      --------    --------
    Total revenue ...........      3,326      70,670       21,038        13,535        31,805     140,374
                                --------    --------     --------       --------     --------    --------

Expenses:
  Marketing and
    reservation .............       --         5,128        2,082         9,551         --         16,761
  Selling, general
    & administrative ........       --        47,232       16,339         1,952        21,829      87,352
  Depreciation &
    amortization ............        529       5,217          413             6         2,178       8,343
  Interest ..................       --         2,904           38         --            1,833       4,775
  Relocation ................       --         4,881           --         --            1,186       6,067
  Other .....................      1,917       2,751           --         --            7,836      12,504
                                --------    --------     --------      --------      --------    --------
    Total expenses ..........      2,446      68,113       18,872        11,509        34,862     135,802
                                --------    --------     --------      --------      --------    --------
Income (loss) before
  income taxes ..............        880       2,557        2,166         2,026        (3,057)      4,572
Provision for income taxes           313       2,097           --           834         --          3,244
                                --------    --------     --------      --------      --------    --------
Net income (loss) ...........   $    567    $    460     $  2,166      $  1,192      $ (3,057)   $  1,328
                                ========    ========     ========      ========      ========    ========


Note: Certain reclassifications have been made to the historical results of acquired companies to conform with the Company's classification.

(1) Reflects results of operations for the period from January 1, 1995 to the respective dates of acquisition.


See notes to pro forma consolidated balance sheet and statement of operations.

                        HFS Incorporated and Subsidiaries
                NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                            STATEMENTS OF OPERATIONS


A.  Acquisition of Avis:

     The purchase price for Avis has been allocated to assets acquired and liabilities assumed at their estimated fair values. Pro forma adjustments consist of the elimination of certain acquired assets and assumed liabilities, net of the fair value ascribed to such assets and liabilities.

    The Company acquired Avis for the following consideration ($000's):


    Cash consideration (i)                                    $  367,166
    Issuance of approximately 4.6 million shares of Company
        common stock                                             338,419
    Issuance of note to ESOP                                     100,930
                                                              ----------
    Total pro forma acquisition cost                             806,515
                                                              ----------


    Fair value of net assets acquired:
        Historical book value of acquired company                356,635


        Elimination of net assets (liabilities) not acquired or assumed:
           Other assets                                           (9,614)
           Preferred stock - Avis                                 72,416
           Intangible assets - Avis                             (499,143)
           Redeemable portion of common stock - ESOP             295,465
           Unearned compensation - ESOP                         (257,751)

    Fair value adjustments to assets acquired and liabilities assumed:
           Deferred income tax asset, net (ii)                     5,200
           Property and equipment                                 58,172
           Investment in car rental operating company            202,384
           Accrued acquisition obligations                       (44,000)
           Other                                                     182
                                                              ----------
        Fair value of identifiable net assets acquired           179,946
                                                              ----------
        Intangible assets-Avis (iii)                          $  626,569
                                                              ==========



(i) The cash consideration of the pro forma acquisition cost was financed by the Second Quarter 1996 Offering.

(ii)  The  pro  forma   adjustment  to  deferred  income  taxes  recorded  in
connection with the acquisition results from differences in the fair values of assets acquired and liabilities assumed and their respective income tax bases.

(iii)  The  Company  has  not  completed  the  valuation  of   identifiable
intangible assets.

     The pro forma adjustments include the elimination of Avis stockholders' equity and the issuance of approximately 4.6 million shares of the Company's common stock to finance the acquisition.


                                                         Stockholders' Equity
                                            ---------------------------------------------
                                            Issuance of   Elimination of    Adjustment to
                                              Company      Stockholders'    Stockholders'
                                             Common Stk.      Equity           Equity
                                            ------------  --------------    -------------

Participating convertible preferred stock   $    --           $ 132,000      $(132,000)
Common stock ............................          46               290           (244)
Additional paid-in capital ..............     338,373           220,401        117,972
Retained earnings .......................        --             103,339       (103,339)
Treasury stock ..........................        --            (102,269)       102,269
Foreign currency equity adjustment ......        --               2,874         (2,874)
                                            ---------         ---------       ---------
                                            $ 338,419         $ 356,635       $ (18,216)
                                            =========         =========        =========


B.  Acquisition of RCI

     The purchase price for RCI has been allocated to assets acquired and liabilities assumed at their estimated fair values. Pro forma adjustments consist of the elimination of certain acquired assets and assumed liabilities, net of the fair value ascribed to such assets and liabilities.

    The Company acquired RCI for the following consideration ($000's):

        Cash (i)                                         $ 265,000
        Borrowings  under  the
          Company's  Revolving
          Credit Facilities                                285,000
        Issuance of  approximately
          one  million  shares of
            Company common stock (ii)                       75,000
                                                       -----------
        Total pro forma acquisition cost                             $  625,000

        Fair value of net assets acquired
          is as follows:
        Historical book value of RCI                   $    67,169

        Fair value adjustments to assets acquired
          and liabilities assumed:
              Property and equipment                       (45,000)
              Other non-current assets                       5,000
              Deferred income taxes - non -current (iii)    56,000
                                                       -----------
        Fair value of net assets acquired                                83,169
                                                                     ----------
        Intangible assets - RCI (iv)                                 $  541,831
                                                                     ==========

(i) Cash consideration is comprised of $185 in marketable securities and $38 million in notes not acquired and $42 million of acquired RCI cash.

(ii) The
number of shares of Company common stock issued in connection with the acquisition was calculated using a $75.0375 per share stock price.

(iii) The proforma adjustment to deferred income taxes recorded in the fair value of unearned income liabilities assumed and the respective income tax basis.
(iv) The Company has not completed the valuation of identifiable intangible assets.



                                                    Stockholders' Equity
                                       --------------------------------------------------
                                       Issuance of     Elimination of       Adjustment to
                                         Company        Stockholders'       Stockholders'
                                        Common Stk.        Equity              Equity
                                       ------------    --------------       -------------

Common stock .......................   $     10          $   --              $     10
Additional paid-in capital .........     74,990          (16,189)              58,801
Retained earnings ..................       --            (37,459)             (37,459)
Net unrealized gain on available for
    sale of securities .............       --            (13,521)             (13,521)
                                       --------          --------             --------
                                       $ 75,000         $(67,169)            $  7,831
                                       ========          ========            ========

     The pro forma adjustments include the elimination of RCI stockholders' equity and the issuance of approximately one million shares of the Company's common stock as partial consideration for RCI.

 C. Franchise revenue:

     The pro forma adjustment reflects the elimination of franchise revenue associated with discontinued Century 21 international based operations, the elimination of franchise revenue paid by the Century 21 NORS to Century 21 under sub-franchise agreements and the addition of franchise fees to be received under franchise contracts with owned brokerage offices upon contribution of the Owned Brokerage Business to the Trust. Pro forma adjustments to franchise revenue consists of the following:

                                                       For the Nine Months Ended
                                                               September 30,
                                                             1996        1995
                                                       ----------    -----------
Eliminate:
   Discontinued operations ...........................   $   --      $    (34)
   Century 21 revenue included as Century 21 NORS SG&A     (1,003)     (3,375)
Add:
   Franchise fees from Owned Brokerage Business ......     12,838      22,917
                                                         --------    --------
Total ................................................   $ 11,835    $ 19,508
                                                         ========    ========


D.  Owned brokerage revenue and expenses:

     The pro forma adjustments reflect the elimination of revenue and expenses for Coldwell Banker's 318 formerly owned brokerage offices. The Company contributed the net assets of the Owned Brokerage Business to the Trust upon consummation of the Coldwell Banker acquisition. The free cash flow of the Trust will be expended at the discretion of the trustees to enhance the growth of funds available for advertising and promotion.

E.  Timeshare revenue

    The pro forma adjustment reflects the elimination of timeshare revenue associated with investment income generated from RCI cash and marketable securities which were used by the Company as partial consideration for the RCI acquisition.

F.   Other revenue

    The pro forma adjustment is comprised of the following:

                                                       For the Nine Months Ended
Adjustments to Rental Car Operations:                         September 30,
                                                               1996        1995
                                                            --------    --------
Elimination of historical expense associated with:
    Long-term incentive compensation plans ..............   $  9,302    $   --
    Unfavorable vehicle leases ..........................     15,488     30,478
    Depreciation and amortization .......................     26,120     23,208

Addition of pro forma expenses associated with:
    Depreciation and amortization of  property, equipment
   and other intangibles ................................    (17,174)   (17,174)
Increased financing costs ...............................     (1,549)    (4,714)
                                                            --------   --------
Total adjustments to rental car operations ..............     32,187     31,798

Other Adjustment:
 Elimination of historical interest income related to
   cash consideration portion of Avis Acquisition (i) ...     (6,000)       --
                                                            --------   --------
Total ...................................................   $ 26,187  $  31,798
                                                            ========   ========

(i) The pro forma adjustment eliminates historical interest income on the portion of cash generated from the Second Quarter 1996 Offering which was used as consideration in the Avis Acquisition.

G.  Selling, general and administrative expense:

     The pro forma adjustments eliminate redundant costs associated with the restructuring of franchise services and other businesses and the resulting termination of certain functions and positions in connection with company acquisitions. Adjustments are comprised of the following ($000's):

    For the nine months ended September 30, 1996:


                                                        Coldwell   Century 21
                                                RCI      Banker        NORS      Travelodge      ERA       Total
                                             --------   --------   ----------   -----------    -------   --------

Payroll and related ......................   $    880   $  4,451    $  2,425     $     25      $   222   $  8,003
Stock option expense .....................       --       40,801        --           --            --      40,801
Professional .............................        750      1,055         705            4          --       2,514
Occupancy ................................       --         --           604            4          102        710
Franchise fees (Note B) ..................       --         --         1,003         --           --        1,003
Other ....................................      1,333       (604)      1,069            4          157      1,959
                                             --------   --------    --------     --------     --------   --------
Total ....................................   $  2,963   $ 45,703    $  5,806     $     37     $    481   $ 54,990
                                             ========   ========    ========     ========     ========   ========



    For the nine months ended September 30, 1995:

                          Century             Coldwell   Century 21
                             21       RCI      Banker      NORS        Travelodge     ERA       Total
                          -------   -------   --------   ----------   -----------    ------    -------

Payroll and related ...   $10,885   $   914   $ 8,011    $ 5,354       $   502     $ 1,526      $27,192
Professional ..........     2,693       750     1,573      1,063            70          --        6,149
Occupancy .............     3,628      --        --        1,944            84         666        6,322
Franchise fees (Note B)      --        --        --        3,375          --            --        3,375
Other .................     3,128     1,275    (1,072)     1,528            74         983        5,916
                          -------   -------   -------    -------       -------     -------      -------
Total .................   $20,334   $ 2,939   $ 8,512    $13,264       $   730     $ 3,175      $48,954
                          =======   =======   =======    =======       =======     =======      =======


H.  Depreciation and amortization:

    The pro forma adjustment for depreciation and amortization is comprised of ($000's):

    For the nine months ended September 30, 1996:

                                                            Coldwell    Other 1996
                                      RCI        Avis       Banker      Acquisitions      Total
                                  --------    ---------   ----------    ------------  ---------

Elimination of historical
    expense .............         $(13,352)   $(14,247)   $ (9,021)     $   (421)     $(37,041)
Property, equipment &
    furniture & fixtures             3,467       9,300         540            --        13,307
Intangible assets .......           20,285      15,246      10,775         1,466        47,772
                                  --------    --------    --------      --------      --------
Total ...................         $ 10,400    $ 10,299    $  2,294      $  1,045      $ 24,038
                                  ========    ========    ========      ========      ========



    For the nine months ended September 30, 1995:

                                CCI      Century                            Coldwell   Other 1996
                              Merger        21         RCI        Avis       Banker   Acquisitions        Total
                            ---------   ---------   --------   ---------   ---------  ------------       --------

Elimination of historical
  expense ...............   $   (529)   $ (5,217)   $(12,698)  $ (14,253) ($(17,272)   $ (2,597)        $(52,566)
Property, equipment &
  furniture and fixtures         100         534       3,467       9,300        972        --             14,373
Information data base ...        375        --          --          --         --          --                375
Intangible assets .......        289       3,669      20,285      15,246     19,408       5,266           64,163
                            --------    --------    --------    --------   --------    --------         --------
Total ...................   $    235    $ (1,014)   $ 11,054    $ 10,293   $  3,108    $  2,669         $ 26,345
                            ========    ========    ========    ========   ========    ========         ========



    CCI Merger

     The estimated fair values of CCI's information data base, property and equipment and excess of cost over fair value of net assets acquired are $7.5 million, $1.0 million and $33.8 million, respectively, and are amortized on a straight-line basis over the periods to be benefited which are ten , five and forty years, respectively. The benefit periods associated with the excess cost over fair value of net assets acquired were determined based on CCI's position as the dominant provider of gambling patron credit information services since 1956, its ability to generate operating profits and expansion of its customer base and the longevity of the casino gaming industry.

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

    RCI

     The  fair  value  of  RCI's   property   and   equipment  is  estimated  at
approximately $37 million and is amortized on a straight line basis over the estimated useful lives, ranging from seven to thirty years.

     RCI's intangible assets consist of customer lists and excess of cost over fair value of net assets acquired. The estimated fair value of such intangible assets is approximately $542 million and is amortized on a straight-line basis over the periods to be benefited. The excess of cost over fair value of net assets acquired was determined to have a benefit period of forty years, which was based on RCI being a leading provider of services to the timeshare industry, which includes being the world's largest provider of timeshare exchange programs.

    Avis

     The estimated fair value of Avis' property and equipment intended to be retained by the Company, is $92 million, comprised primarily of a reservation system and related assets. Such property and equipment is amortized on a straight-line basis over the estimated benefit periods ranging from five to eight years. The estimated fair values of Avis' intangible assets, comprised principally of excess of cost over fair value of net assets acquired, are $627 million and are amortized on a straight-line basis over the respective assets benefit periods which range between ten to forty years.

     The excess of cost over fair value of net assets acquired was determined to have a benefit period of forty years, which was based on Avis' position as the second largest car rental system in the world, the recognition of its brand name in the car rental industry and the longevity of the car rental business.

    Coldwell Banker

     The estimated fair value of Coldwell Banker's property and equipment (excluding land) of $16.7 million, is amortized on a straight-line basis over the estimated benefit periods ranging from five to twenty-five years. The estimated fair value of Coldwell Banker's intangible assets, comprised of franchise agreements and excess of cost over fair value of net assets acquired, is $768.4 million and is amortized on a straight-line basis over the periods to be benefited. The excess of cost over fair value of net assets acquired was determined to have a benefit period of forty years, which was based on Coldwell Banker's position as the largest gross revenue producing real estate company in North American, the recognition of its brand name in the real estate brokerage industry and the longevity of the real estate brokerage business.

    Other 1996 Acquisitions

     The estimated fair values of Other 1996 Acquisitions franchise agreements aggregate $61.0 million and are being amortized on a straight line basis over the periods to be benefited, which range from twelve to thirty years. The estimated fair values of Other Acquisitions excess of cost over fair value of net assets acquired aggregate $164.2 million and are each being amortized on a straight line basis over the periods to benefited which are forty years.


I.  Interest expense:
                                                 For the Nine Months Ended
                                                          September 30,
                                                    1996        1995
                                                 ---------   ----------

Elimination of historical interest expense of:
  Century 21 .................................   $   --      $ (2,904)
  Other 1996 Acquisitions ....................     (1,493)     (1,871)
  RCI ........................................       (345)       (402)
Reversal of Coldwell Banker ..................     (3,155)     (2,958)
Century 21 ...................................       --         2,835
RCI ..........................................     13,466      13,466
Minority interest - preferred dividends ......       --         1,796
43/4% Notes to finance Other 1996 Acquisitions      1,270       6,694
                                                 --------    --------
Total ........................................   $  9,743    $ 16,656
                                                 ========    ========


    Century 21

     The pro forma adjustment reflects the recording of interest expense on $60 million of borrowings under the Company's revolving credit facility at an interest rate 6.3%. Borrowings represent the amount necessary to finance the initial cash purchase price net of $10.2 million of acquired cash.

    Coldwell Banker

     The pro forma adjustment reflects the reversal of interest expense relating to the following ($000's):

                                            For the Nine Months Ended
                                                    September 30,
                                                1996        1995
                                             ----------  ----------
Expense associated with the Owned
   Brokerage Business .....................   $  (179)   $    72
Expense associated with revolving credit
   facility borrowings which will be repaid
   with proceeds from offering ............     3,334      2,886
                                              -------    -------
Total .....................................   $ 3,155    $ 2,958
                                              =======    =======


    RCI

     The pro forma adjustment reflects the recording of interest expense on $285 million of borrowings under the Company's revolving credit facilities at an interest rate of 6.3%. Borrowings represent the amount used as partial consideration in the RCI acquisition.

    Minority interest - preferred dividends:

     The pro forma adjustment represents dividends on the redeemable Series A Adjustable Rate Preferred Stock of Century 21.

4-3/4% Notes

     The pro forma adjustment reflects interest expense and amortization of deferred financing costs related to the February 22, 1996 issuance of the 4-3/4% Notes to the extent that such proceeds were used to finance the Other 1996 Acquisitions.


J.  Income Taxes

    The pro forma adjustment to income taxes is comprised of ($000's):

                                                   For the Nine Months Ended
                                                         September 30,
                                                        1996         1995
                                                    ----------   -----------
   Reversal of historical (provision) benefit of:
   Company ......................................   $ (82,630)   $ (41,820)
   CCI ..........................................        --           (313)
   Century 21 ...................................        --         (2,097)
   RCI ..........................................      (2,370)      (1,940)
   Avis .........................................     (29,966)     (21,644)
   Coldwell Banker ..............................      10,432      (16,422)
   Travelodge ...................................        --           (834)
Pro forma provision .............................     137,087       96,094
                                                    ---------    ---------
Total ...........................................   $  32,553    $  11,024
                                                    =========    =========

     The pro forma effective tax rates are approximately 1% higher than the Company's historical effective tax rates due to non-deductible excess of cost over fair value of net assets acquired to be recorded in connection with the acquisition of Avis and RCI.


K.  Weighted average common and common equivalent shares outstanding

     The pro forma adjustment to weighted average shares consists of the following (000's):


                                                 For the Nine Months
                                                    September 30,
                                                   1996     1995
                                                 -------  -------

CCI ..........................................     --      1,180
Century 21 ...................................     --      3,120
Avis Offering ................................    4,569    4,569
RCI ..........................................    1,000    1,000
Second Quarter 1996 Offering - Coldwell Banker    7,122   12,838
Second Quarter 1996 Offering - Avis ..........    2,720    4,896
Century 21 NORS ..............................      418      923
                                                 ------   ------
Total ........................................   15,829   28,526
                                                 ======   ======

     The unaudited Pro Forma Consolidated Statements of Operations is presented as if the acquisitions took place at the beginning of the periods presented; thus, the stock issuances referred to above are considered outstanding as of the beginning of the period for purposes of per share calculations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
No.     Description

2.1 Stock Purchase Agreement dated as of October 6, 1996 by and among the Company, Christel DeHaan and Resort Condominiums International, Inc.

3.1  By laws of the Company, as amended effective October 24, 1996.

10.1 Third Amendment to Employment Agreement dated as of October 30, 1996 between the Company and John D. Snodgrass.

10.2 Employment Agreement dated October 14, 1996 between the Company and Michael
     P. Monaco.

11   Computation of per share earnings.

27   Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated August 29, 1996 for purposes of incorporating by reference certain financial statements in the Company's Registration Statements which were filed shortly after the filing of such Current Report on Form 8-K. The financial statements filed included:

     1. Pro forma financial statements of the Registrant as of and for the six months ended June 30, 1996 and for the year ended December 31, 1995, including the proposed acquisition of Avis, Inc.

     2. The audited consolidated statements of financial position of Avis, Inc. and its subsidiaries at February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, of changes in stockholders' equity, of changes in redeemable preferred stock, and of cash flows for each of the three years in the period ended February 29, 1996.

     3. The unaudited consolidated financial statements of Avis, Inc. and its subsidiaries at May 31, 1996 and for the three months ended May 31, 1996 and 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HFS Incorporated




                                              By:        /s/   James E. Buckman
                                                      James E. Buckman
                                                      Executive Vice President
Date: November 14, 1996                               And General Counsel




                                              By:       /s/   Michael P. Monaco
                                                      Michael P. Monaco
                                                      Vice Chairman
Date: November 14, 1996                              And Chief Financial Officer
                                                    (Principal Financial Officer
                                               And Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
 No.        Description

(a)         Exhibits

2.1 Stock Purchase Agreement dated as of October 6, 1996 by and among the Company, Christel DeHaan and Resort Condominiums International, Inc.

3.1  By laws of the Company, as amended effective October 24, 1996.

10.1 Third Amendment to Employment Agreement dated as of October 30, 1996 between the Company and John D. Snodgrass.

10.2 Employment Agreement dated October 14, 1996 between the Company and Michael
     P. Monaco.

11   Computation of per share earnings.

27   Financial Data Schedule.