Form 10-K/A
period 1995-12-31
HFS INC
filed 1997-03-27
CIK 891104

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

      AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1995
                         COMMISSION FILE NO. 1-11402

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                 ON WHICH REGISTERED
-----------------------------------------  ---------------------------
       Common Stock, Par Value $.01           New York Stock Exchange
       5 7/8% Senior Notes due 1998           New York Stock Exchange
 4 1/2% Convertible Senior Notes due 1999     New York Stock Exchange
 4 3/4% Convertible Senior Notes due 2003     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 21, 1996, was $4,997,430,777.

   The number of shares outstanding of each of the Registrant's classes of common stock was 102,775,148 shares of Common Stock outstanding as at March 21, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 1996 and the Annual Report to Shareholders of the Registrant have been incorporated by reference into the following parts of this Annual Report on Form 10-K: Part II, Items 5, 6, 7; Part III, Items 10-13

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and the notes thereto, the "Independent Auditors' Report" and the Selected Quarterly Consolidated Financial Data, which were previously incorporated by reference from pages 16 through 37 of the Registrant's 1995 Annual Report to Stockholders, are hereby amended and restated in their entirety and included on pages F-1 through F-21.

                                   PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14 (a)(1) FINANCIAL STATEMENTS

   The financial statements of the Company are included in Part II, Item 8 hereof.

ITEM 14 (a)(2) FINANCIAL STATEMENT SCHEDULES

   Schedule II -- Valuation and Qualifying Accounts

   HFS Incorporated and subsidiaries for the years ended December 31, 1995, 1994 and 1993.

   All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

                      HFS INCORPORATED AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (IN THOUSANDS)

                                                              COLUMN C
                                                    --------------------------
                                                                      -(2)-
                                        COLUMN B--      -(1)-        CHARGED                    COLUMN E--
                                        BALANCE AT    CHARGED TO     TO OTHER     COLUMN D--     BALANCE
                                        BEGINNING     COSTS AND     ACCOUNTS--    DEDUCTIONS      AT END
        COLUMN A--DESCRIPTION           OF PERIOD      EXPENSES      DESCRIBE      DESCRIBE     OF PERIOD
------------------------------------  ------------  ------------  ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 1993
 Allowance for doubtful accounts:
  Royalty accounts and notes
   receivable........................     $6,363        $3,896        $665(1)      $1,484(2)     $ 9,440
  Marketing and reservation accounts
   receivable........................      2,808         2,605         243(1)         859(2)       4,797

YEAR ENDED DECEMBER 31, 1994
 Allowance for doubtful accounts:
  Royalty accounts and notes
   receivable........................      9,440         3,970            --        3,582(2)       9,828
  Marketing and reservation accounts
   receivable........................      4,797         2,292            --        3,229(2)       3,860

YEAR ENDED DECEMBER 31, 1995
 Allowance for doubtful accounts:
  Royalty accounts and notes
   receivable........................      9,828         6,352            --        3,826(2)      12,354
  Marketing and reservation accounts
   receivable........................      3,860         3,825            --          827(2)       6,858

------------
(1) Allowance for doubtful accounts recorded as a result of the purchase of all the outstanding stock of the company that owned the Super 8 Motel System.
(2)    Uncollectible accounts written off, net of recoveries.

ITEM 14(A)(3) EXHIBITS

   See Exhibit Index commencing on page E-1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 31, 1996. The following exhibit is by this amendment, added thereto:

   EXHIBIT
     NO.     DESCRIPTION
-----------  -----------------------------------
    23.1     CONSENT OF DELOITTE & TOUCHE LLP


   See Exhibit Index commencing on page E-1 hereof for a listing of exhibits previously filed with or incorporated by referecence into the Registrants 1995 Form 10-K.

ITEM 14(B) REPORTS ON FORM 8-K.

   The Company filed a Current Report on Form 8-K dated December 11, 1995 reporting that on November 30, 1995, the Company and Compleat Resource Group, Inc. ("CRG"), a subsidiary of Insignia Financial Group, Inc. ("Insignia"), entered into a Purchasing Services Agreement, pursuant to which the Company and CRG will jointly develop preferred vendor programs for marketing products and services to members of associations established by CRG consisting of tenants of the apartment units managed by Insignia and its affiliates, as well as properties owned or managed by other property management companies, and which may also include other groups of entities with which Insignia or its affiliates has relationships. In addition, on November 30, 1995, the Company and Insignia entered into a Stock Purchase Agreement pursuant to which, on December 6, 1995, the Company purchased 1,000,000 shares of common stock of Insignia, at a price of approximately $13.938 per share (after adjustment for a two-for-one stock split effected by Insignia in 1996). Such common stock is subject to restrictions on transfer while the Purchasing Services Agreement remains in effect, after which the Company will have certain registration rights pursuant to the Registration Rights Agreement dated as of November 30, 1995, between the Company and Insignia.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HFS INCORPORATED
                                          By: /s/ Henry R. Silverman
                                              -------------------------------
                                              Henry R. Silverman
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              Date: March  26, 1997

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                        DATE

--------------------------  -------------------------------------  -----------------

 /s/ Henry R. Silverman      Chairman of the Board, Chief            March 26, 1997
 --------------------------    Executive Officer and Director
     Henry R. Silverman        (Principal Executive Officer)

 /s/  Michael P. Monaco      Vice Chairman and Chief Financial       March 26, 1997
 --------------------------    Officer (Principal Financial
      Michael P. Monaco        Officer and Principal Accounting
                               Officer)

                             Vice Chairman
 --------------------------
      Stephen P. Holmes

                             Vice Chairman, President, Chief
 --------------------------    Operating Officer and Director
      John D. Snodgrass

  /s/ James E. Buckman        Executive Vice President and General    March 26, 1997
 --------------------------    Counsel and Director
      James E. Buckman

                              Director
 --------------------------
      Martin L. Edelman

 /s/ Robert E. Nederlander    Director                                March 26, 1997
 --------------------------
   Robert E. Nederlander

 /s/ E. John Rosenwald, Jr.   Director                                March 26, 1997
 --------------------------
   E. John Rosenwald, Jr.

                              Director
 --------------------------
      Robert W. Pittman

 /s/ Leonard Schutzman        Director                                March 26, 1997
 --------------------------
      Leonard Schutzman

 /s/ Robert F. Smith          Director                                March 26, 1997
 --------------------------
       Robert F. Smith

                              Director
 --------------------------
       Christel DeHaan
