Form 10-Q/A
period 1996-06-30
HFS INC
filed 1997-03-27
CIK 891104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


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

				     PART I

ITEM 1. FINANCIAL STATEMENTS

                        HFS Incorporated and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                         June 30,   December 31,
ASSETS                                                      1996     1995
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                               $ 387,837     $  16,109
Royalty accounts and notes receivable, net of
   allowance for doubtful accounts                         82,765        37,326
Marketing and reservation receivables, net of
   allowance for doubtful accounts                         43,351        22,297
Relocation receivables                                    113,075        51,180
Other current assets                                       32,337        21,304
Deferred income taxes                                      36,456        20,200
   Total current assets                                   695,821       168,416

Property and equipment, net                                99,411        67,892
Franchise agreements, net                                 599,631       517,218
Excess of cost over fair value of net assets
   acquired, net                                        1,316,146       356,754
Other assets                                               78,609        55,528
   TOTAL ASSETS                                        $2,789,618    $1,165,808


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and other                              $ 172,064     $  73,724
Income taxes payable                                       62,421        38,640
Accrued acquisition obligations                            32,002        10,276
Current portion of long-term debt                          29,562         2,249
   Total current liabilities                              296,049       124,889

Long-term debt                                            540,530       300,778
Other liabilities                                          30,894        17,150
Deferred income taxes                                      85,400        82,800
Commitments and contingencies

Series A Adjustable Rate Preferred Stock of Century 21         --        80,000

STOCKHOLDERS' EQUITY
Preferred stock                                                --            --
Common stock                                                1,232         1,025
Additional paid-in capital                              1,690,347       475,562
Retained earnings                                         145,166        83,604
   Total stockholders' equity                           1,836,745       560,191
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,789,618    $1,165,808


                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)






                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                      -------------------   -------------------
                                       1996       1995       1996       1995
                                      --------   --------   --------   --------

REVENUE:
   Franchise                           $145,134   $ 85,634   $240,135   $151,789
   Other                                 34,531     10,695     64,075     18,693
                                         ------     ------     ------     ------

      Total revenue                     179,665     96,329    304,210    170,482
                                        -------     ------    -------    -------

EXPENSES:
   Marketing and reservation             43,873     37,325     75,491     66,682
   Selling, general and administrative   33,957      6,881     60,311     14,967
   Ramada license fee                     5,156      4,770     10,045      9,283
   Depreciation and amortization         13,219      6,776     23,405     13,332
   Interest                               7,783      5,156     14,574     10,255
   Other                                 11,193      1,117     17,076      1,219
                                         ------      -----     ------      -----

      Total expenses                    115,181     62,025    200,902    115,738
                                        -------     ------    -------    -------

Income before income taxes               64,484     34,304    103,308     54,744
Provision for income taxes               25,740     14,121     41,746     22,499
                                         ------     ------     ------     ------

Net income                             $ 38,744   $ 20,183   $ 61,562   $ 32,245
                                       ========   ========   ========   ========

SHARE INFORMATION (fully diluted):

Net income per share                   $    .31   $    .19   $    .51   $    .31
                                       ========   ========   ========   ========

Weighted average common and common
   equivalent shares outstanding        130,159    112,942    126,275    112,276
                                        =======    =======    =======    =======








                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (In thousands)





                                 Common Stock        Additional
                              ------------------       Paid In      Retained
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
                               =======   ==========   ==========   ==========   ==========












                -See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                                                            Six Months Ended
                                                                 June 30,
                                                            ---------------
                                                            1996       1995
                                                            ----       ----

Operating Activities:
   Net income                                               $ 61,562   $32,245
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization, including
         amortization of deferred financing costs             24,232    13,960
      Changes in operating assets and liabilities
         and other                                           (23,597)  (15,397)

         Net cash provided by operating activities            62,197    30,808


Investing Activities:
   Property and equipment additions                          (13,109)   (4,074)
   Loans and investments                                     (10,000)  (13,000)
   Net assets acquired, exclusive of cash acquired          (992,163)   (6,782)

         Net cash used in investing activities            (1,015,272)  (23,856)


Financing Activities:
   Issuance of common stock, net                           1,163,872     2,005
   Proceeds from borrowings, net                             241,999         -
   Redemption of Series A Preferred Stock                    (80,000)        -
   Principal payments - long-term debt                        (1,068)  (10,810)

         Net cash provided by (used in)
           financing activities                            1,324,803    (8,805)

Net increase (decrease) in cash and cash equivalents         371,728    (1,853)
Cash and cash equivalents, beginning of period                16,109     5,956

Cash and cash equivalents, end of period                    $387,837   $ 4,103
                                                            ========   =======




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

   Pro Forma Information:

     The following information reflects the comparative pro forma statements of operations of the Company for the six months ended June 30, 1996 and 1995 assuming the following transactions occurred on January 1, 1995: (i) the August 1, 1995 acquisition of Century 21 Real Estate Corporation ("Century 21"); (ii) the acquisition by merger in May 1995 of Casino & Credit Services, Inc.'s gambling patron credit information business, Central Credit Inc. ("CCI"); (iii) the 1996 acquisitions of Travelodge, ERA and the Century 21 NORS; (iv) the Merger; (v) the contribution of Coldwell Banker's owned real estate brokerage offices to the Trust; (vi) proceeds from an offering of the Company's common stock (See Note 5) to the extent necessary to fund the Merger and the related repayment of indebtedness and acquisition expenses; and (vii) the issuance of $240 million of 4 3/4% convertible senior notes due 2003 (the "4 3/4% Notes", see Note 6) to the extent such proceeds were used to finance acquisitions. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed will be recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements and the related income tax effects. Certain other Company acquisitions were not material and therefore were not reflected in the pro forma statements of operations.

                                                            June 30,
                                                     -------------------
   (000's, except net income per share)                1996       1995
                                                     --------   --------

   Revenue                                           $391,966   $342,313
   Income before income taxes                         119,439     69,569
   Net income                                          71,254     40,275
   Net income per share (fully diluted)              $    .54   $    .32
   Weighted average common and common equivalent
          shares outstanding (fully diluted)          137,211    131,509


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

RESULTS OF OPERATIONS - EXPENSES AND INCOME

2Q96 VS 2Q95

     Income before income taxes increased $30.2 million (88%) resulting from a $83.3 million increase in revenue (as discussed above in "Results of Operations - Revenue Overview") net of a $53.1 million (86%) increase in expenses. Operating profits (pre-tax income plus interest expense) for all segments increased $33.1 million or 82% during the same comparable period. Although the lodging segment continues to contribute to increases in profitability, the Company's real estate acquisitions generated the most significant increases in profitability. Interest expense for the second quarter of 1996 increased $2.6 million as a result of the issuance of $240 million 4 3/4% Convertible Senior Notes ("4 3/4% Notes") in February 1996. The increase in interest expense was offset in part by the Company's lower average borrowing rate for comparative periods. The Company's weighted average effective interest rate decreased from 6.0% in the second quarter 1995 to 5.6% in the second quarter of 1996 as a result of the issuance of the 4 3/4% Notes.

LODGING SEGMENT

     Operating profits increased 10% to $38.9 million from 1995 to 1996. The
9.1 million revenue increase, which included a 15% increase in royalty fees was offset by $5.5 million (11%) of increased expenses. The increase in expenses primarily consisted of a $3.2 million increase in marketing expenditures corresponding with increased marketing fees collected from lodging franchisees and a $1.0 million increase in depreciation and amortization expenses associated with goodwill and franchise agreements associated with the January 23, 1996 acquisition of the Travelodge franchise system, the August 1995 acquisition of the Knights Inn franchise system and the issuance of Company common stock in September 1995, pursuant to an earnout agreement ("Earnout") entered into with the Bryanston Group, Inc., related to the acquisition of Days Inn franchise system.

REAL ESTATE SEGMENT

     The Company's entry into the real estate brokerage franchise industry did not occur until the Company acquired Century 21 in the third quarter of 1995. Second quarter operating profits of $24.2 million consisted of $60.5 million of revenue net of $36.3 million of expenses. Included in expenses were $19.6 million of SG&A primarily associated with Century 21 operations (Coldwell Banker franchise system was not acquired until May 1995) and a $5.0 million restructuring charge ("Restructuring Charge") related to the contribution of Coldwell Banker's owned brokerage business to the National Realty Trust (the "Trust"), an independent entity governed by an independent Board of Trustees. Expenses also included $5.1 million of depreciation and amortization primarily related to goodwill and franchise agreements associated with the Century 21, ERA and Coldwell Banker franchise system acquisitions.

OTHER SEGMENT

     Other segment operating profits increased $5.5 million (48%) to $9.2 million from 1995 to 1996. The increase in other segment operating profits was substantially generated from the corporate relocation service businesses acquired as part of the August 1995 and May 1996 acquisitions of Century 21 and Coldwell Banker, respectively.

YEAR-TO-DATE 1996 VS. 1995

     Income before income taxes increased $48.6 million (89%), resulting from a $133.7 million increase in revenue net of a $85.1 million (74%) increase in expenses. Operating profits for all segments increased $52.9 million (81%) during the same comparable period. Interest expense for the six months ended June 30, 1996 increased $4.3 million due to the issuance of the 4 3/4% Notes in February 1996. Interest expense was offset in part by the Company's lower average borrowing rate for comparative periods. The Company's weighted average effective interest rate decreased from 6.0% in the first six months of 1995 to 5.6% in the six months ended June 30, 1996 as a result of the issuance of the 4 3/4% Notes

LODGING SEGMENT

     Operating profits increased 15% to $67.9 million from 1995 to 1996. The $19.9 million revenue increase, which included a 17% increase in royalty fees was offset by a $11.1 million (11%) increase in expenses. The increase in expenses primarily consisted of a $3.9 million increase in marketing expenditures corresponding with marketing fees collected from lodging franchisees and $2.0 million of depreciation and amortization primarily corresponding with goodwill and franchise agreements associated with the January 1996 Travelodge franchise system acquisition, the August 1995 Knights Inns franchise system acquisition and the issuance of Company common stock in September 1995, pursuant to the Earnout Agreement. The $5.2 million increase in SG&A expenses consisted of $1.3 million of franchise sales expenses associated with system growth, and costs associated with corporate infrastructure development in advance of future company acquisitions including information technology expenses.

REAL ESTATE SEGMENT

     Approximately $34.6 million of operating profits were generated compared to none in 1995, since the Company acquired its initial real estate brokerage franchise system in August 1995. Operating profits through June 1996 consisted of $91.5 million of revenue and $56.9 million of expenses. Included in expenses were $36.5 million of SG&A primarily associated with Century 21 operations since the Coldwell Banker franchise system was not acquired until May 1995 and the $5 million Restructuring Charge. Expenses also included $7.2 million of depreciation and amortization primarily related to goodwill and franchise agreements associated with the Century 21, ERA and Coldwell Banker franchise system acquisitions.

OTHER SEGMENT

     Other segment operating profits increased $9.5 million (63%) to $15.4 million from 1995 to 1996. The increase in other segment operating profits was substantially generated from the corporate relocation service business acquired as part of the August 1995 and May 1996 acquisitions of Century 21 and Coldwell Banker, respectively.



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

Impact of New Accounting Pronouncement

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for the Company in financial statements issued after January 1, 1997. The Company does not expect the adoption of SFAS 125 to have a material impact on the financial condition or results of operations.

                          PART II - OTHER INFORMATION

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

     The pro forma consolidated financial statements do not purport to present the financial position or results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. The pro forma consolidated statements of operations do not reflect cost savings and revenue enhancements that management believes may be realized following the acquisitions. These savings are expected to be realized primarily through the restructuring of franchise services of the acquired companies as well as revenue enhancements expected through leveraging of the Company's preferred alliance programs. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that actually will be realized.

     The pro forma consolidated financial statements are based on certain assumptions and adjustments described in the Notes to Pro Forma Consolidated Balance Sheet and Statements of Operations and should be read in conjunction therewith and with (i) the consolidated financial statements and related notes of the Company included in its 1995 Annual Report on Form 10-K; (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; and (iii) the financial statements and related notes of certain of the acquired companies previously filed in Current Reports on Form 8-K pursuant to Regulation S-X Rule 3.05, "Financial Statements of Business Acquired or to be Acquired."

                        HFS Incorporated and Subsidiaries
                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Six Months Ended June 30, 1996 and 1995
                     (In thousands, except per share amounts)




                                    1996              1995
                                 ---------         ---------
Revenue
  Franchise                      $ 287,295         $ 265,482
  Owned brokerage                        -                 -
  Relocation                        50,057            40,470
  Other                             54,614            36,361
                                 ---------         ---------
   Total revenue                   391,966           342,313
                                 ---------         ---------

Expenses
  Marketing and reservation         76,625            77,440
  Selling, general and
    administrative                  85,422            92,768
  Ramada license fee                10,045             9,283
  Owned brokerage                        -                 -
  Depreciation and amortization     37,977            33,589
  Interest                          15,935            18,765
  Relocation                        38,355            31,398
  Other                              8,168             9,501
                                 ---------         ---------
   Total expenses                  272,527           272,744
                                 ---------         ---------

Income  before income taxes        119,439            69,569
Provision  for income taxes         48,185            29,294
                                 ---------         ---------
Net income                       $  71,254         $  40,275
                                 =========         =========

Per Share Information  (primary)
  Net income                     $    0.54         $    0.33
                                 =========         =========
  Weighted average common
   and common equivalent
   shares outstanding              136,165           130,473
                                 =========         =========

Per Share Information  (fully diluted)
  Net income                     $     .54         $     .32
                                 =========         =========
  Weighted average common
   and common equivalent
   shares outstanding              137,211           131,509
                                 =========         =========



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

                        HFS Incorporated and Subsidiaries
                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                         For the Six Months Ended June 30, 1996
                      (In thousands, except per share amounts)


                                   Historical
                      -------------------------------
                              Coldwell     1996(1)     Pro Forma
                       HFS    Banker(1)  Acquisitions  Adjustments   Pro Forma
                      ------  ---------  ------------  -----------   ---------

Revenue
  Franchise         $240,135  $ 25,694     $ 9,631      $11,835 (A)   $287,295
  Owned brokerage          -   235,625           -     (235,625)(B)          -
  Relocation          15,179    34,159         719            -         50,057
  Other               48,896     4,067       1,651            -         54,614
                      ------     -----       -----                      ------
   Total revenue     304,210   299,545      12,001     (223,790)       391,966
                     -------   -------      ------     --------        -------

Expenses
  Marketing and
   reservation        75,491         -       1,134            -         76,625
  Selling, general
   & administrative   60,311    57,455       9,460      (41,804)(C)     85,422
  Ramada license
    fee               10,045        -            -            -         10,045
  Owned brokerage          -   227,363           -     (227,363)(D)          -
  Depreciation and
   amortization       23,405     9,021         421        5,130 (E)     37,977
  Interest            14,574     3,155       1,493       (3,287)(F)     15,935
  Relocation          10,184    27,530         641            -         38,355
  Other                6,892       512         764            -          8,168
                       -----   -------      ------     --------        -------
   Total expenses    200,902   325,036      13,913     (267,324)       272,527
                     -------   -------      ------     --------        -------
Income (loss) before
  income taxes       103,308   (25,491)     (1,912)      43,534        119,439
Provision (benefit)
  for income taxes    41,746   (10,432)          -       16,871 (H)     48,185
                      ------   -------     -------       ------         ------
Net income (loss)    $61,562  $(15,059)    $(1,912)     $26,663        $71,254
                     =======  ========     =======      =======        =======

Per Share Information
   (primary)
  Net income         $  0.51                                           $  0.54
                     =======                                           =======

Weighted average
 common and common
 equivalent shares
 outstanding         125,229                             10,936 (I)    136,165
                     =======                             ======        =======

Per Share Information
   (fully diluted)
  Net income         $   .51                                           $   .54
                     =======                                           =======

Weighted average
 common and common
 equivalent shares
 outstanding         126,275                             10,936 (I)    137,211
                     =======                             ======        =======

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



                                              Century 21
                                               NORS (1)  Travelodge(1)  ERA(1)    Total
                                               ---------------------------------------------


Revenue:
   Franchise                                  $  6,668    $    688   $  2,275    $  9,631
   Relocation                                       --          --        719         719
   Other                                           449          --      1,202       1,651
                                              --------    --------   --------    --------
      Total revenue                              7,117         688      4,196      12,001
                                              --------    --------   --------    --------

Expenses:
   Marketing and
       reservation                                 681         453        --        1,134
   Selling, general and administrative           6,885          99      2,476       9,460
   Depreciation and amortization                   285          --        136         421
   Interest                                          2          --      1,491       1,493
   Relocation                                       --          --        641         641
   Other                                            --          --        764         764
                                              --------    --------   --------    --------
      Total expenses                             7,853         552      5,508      13,913
                                              --------    --------   --------    --------
Income (loss) before
   income taxes                                   (736)        136     (1,312)     (1,912)
Provision for income taxes                          --          --         --          --
                                              --------    --------   --------    --------
Net income (loss)                             $   (736)   $    136   $ (1,312)   $ (1,912)
                                              ========    ========   ========    ========


---------------

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


                                              Historical
                                   ---------------------------------
                                                          Other (1)
                                            Coldwell       Acquired     Pro Forma
                                   HFS      Banker (1)    Companies    Adjustments           Pro Forma
                                   ------   -----------   ----------   -----------           ---------

 Revenue
  Franchise                      $151,789    $ 26,980     $ 75,209     $ 11,504    (A)        $265,482
  Owned brokerage                    --       247,331         --       (247,331)   (B)            --
  Relocation                         --        33,302        7,168         --                   40,470
  Other                            18,693       3,303       14,365         --                   36,361
                                   ------       -----       ------      -------               --------
   Total revenue                  170,482     310,916       96,742     (235,827)               342,313
                                  -------     -------       ------     --------                -------

Expenses
  Marketing and
   reservation                     66,682        --         10,758         --                   77,440
  Selling, general and
   administrative                  14,967      17,750       62,301       (2,250)   (C)          92,768
  Ramada license fee                9,283          --          --           --                   9,283
  Owned brokerage                    --       247,129         --       (247,129)   (D)            --
  Depreciation and
   amortization                    13,332      11,959        6,277        2,021    (E)          33,589
  Interest                         10,255       1,938        3,989        2,583    (F)          18,765
  Relocation                         --        26,543        4,855         --                   31,398
  Other                             1,219       1,029        7,652         (399)   (G)           9,501
                                    -----       -----        -----         ----                  -----
   Total expenses                 115,738     306,348       95,832     (245,174)               272,744
                                   ------       -----        -----       ------                 ------
Income before
  income taxes                     54,744       4,568          910        9,347                 69,569
Provision for
  income taxes                     22,499       2,004        1,519        3,272    (H)          29,294
                                   ------       -----        -----       ------                 ------
Net income (loss)                 $32,245   $   2,564    $    (609)   $   6,075              $  40,275
                                  =======   =========    =========    =========              =========

Per Share Information
   (primary)
  Net income                      $   .30                                                    $     .33
                                  =======                                                    =========

  Weighted average common
   and common equivalent
   shares outstanding             111,240                                19,233    (I)         130,473
                                  =======                                ======                =======

Per Share Information
   (fully diluted)
  Net income                      $   .31                                                    $     .32
                                  =======                                                    =========

  Weighted average common
   and common equivalent
   shares outstanding             112,276                                19,233    (I)         131,509
                                  =======                                ======                =======

---------

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



                                        Century 21
                   CCI(1) Century 21(1)   NORS     Travelodge    ERA     Total
                   ------------------------------------------------------------
Revenue
  Franchise       $     -  $45,190      $12,682   $  7,715   $ 9,622   $75,209
  Relocation            -    5,503            -          -     1,665     7,168
  Other             3,326    1,920          176         40     8,903    14,365
                    -----   ------       ------      -----    ------   -------
   Total revenue    3,326   52,613       12,858      7,755    20,190    96,742
                    -----   ------       ------      -----    ------   -------

Expenses
  Marketing and
   reservation          -    4,013        1,273      5,472         -    10,758
  Selling, general and
   administrative       -   36,603        9,986      1,118    14,594    62,301
  Depreciation and
   amortization       529    4,657          252          3       836     6,277
  Interest              -    2,786           23          -     1,180     3,989
  Relocation            -    4,122            -          -       733     4,855
  Other             1,917        -            -          -     5,735     7,652
                    -----   ------       ------      -----    ------   -------
   Total expenses   2,446   52,181       11,534      6,593    23,078    95,832
                    -----   ------       ------      -----    ------   -------
Income (loss) before
  income taxes        880      432        1,324      1,162    (2,888)      910
Provision for
  income taxes        313      728            -        478         -     1,519
                    -----   ------       ------      -----    ------   -------
Net income (loss) $   567  $  (296)     $ 1,324   $    684   $(2,888)  $  (609)
                  =======  =======      =======   ========   =======   =======




---------------

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

                                HFS Incorporated
                         NOTES TO PRO FORMA CONSOLIDATED
                   BALANCE SHEET AND STATEMENTS OF OPERATIONS


A.  Franchise revenue:

     The pro forma adjustment reflect the elimination of franchise revenue associated with discontinued Century 21 international based operations, the elimination of franchise revenue paid by the Century 21 NORS to Century 21 under sub-franchise agreements and the addition of franchise fees to be received under franchise contracts to be executed with owned brokerage offices upon contribution of the Owned Brokerage Business to the Trust. Pro forma adjustments to franchise revenue consists of the following ($000's):

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
                                                       =======     =======


B.  Owned brokerage revenue:

     The pro forma adjustments reflect the elimination of revenue for Coldwell Banker's formerly owned 318 owned offices. The Company contributed the net assets of the Owned Brokerage Business to the Trust upon consummation of the Coldwell Banker acquisition. The free cash flow of the Trust will be expended at the discretion of the trustees to enhance the growth of funds available for advertising and promotion.

C.  Selling, general and administrative expense:

     The pro forma adjustments reflect the elimination of royalty payments made by Century 21 NORS to Century 21 under subfranchise agreements (offset against service fee revenue--See Note A) and the payment of Coldwell Banker stock options as a result of change in control provisions in connection with the acquisition of Coldwell Banker by HFS.

                                For the Six Months Ended
                                         June 30,
                                 -----------------------
                                 1996              1995
                                 ----              ----
Franchise fees .............   $ 1,003           $ 2,250
Stock option expense .......    40,801                --
                               -------           -------
  Total ...................    $41,804           $ 2,250
                               =======           =======

D.  Selling, general and administrative expense:

     The pro forma adjustment reflects the elimination of expenses associated with Coldwell Banker's formerly owned brokerage offices (See Note B). The majority of Owned Brokerage Business expenses are directly attributable to the business. Based on the Company's due diligence of Coldwell Banker Corporation and subsidiaries ("CB Consolidated") the Company determined that common expenses were allocated to the owned brokerage business based on a reasonable allocation method. Such allocations were based on the ratio of number of employees, the amount of space occupied and revenue generated relative to CB Consolidated in the aggregate and multiplied by corresponding common costs as appropriate to determine allocable expenses.

E.  Depreciation and amortization:

     The pro forma adjustment for depreciation and amortization is comprised of ($000's):

     For the six months ended June 30, 1996:
                                               Coldwell       1996
                                                 Banker   Acquisitions  Total
                                               --------   ------------  -----
    Elimination of historical expense          $(9,021)    $   (421)   $(9,442)
    Property, equipment & furniture & fixtures     578            -        578
    Excess of cost over fair value
      of net assets acquired                     4,338        2,342      6,680
    Franchise agreements                         5,856        1,458      7,314
                                               -------     --------    -------
    Total                                      $ 1,751     $  3,379    $ 5,130
                                               =======     ========    =======


    For the six months ended June 30, 1995:

                                          CCI                Coldwell     1996
                                         Merger  Century 21   Banker   Acquisitions  Total
                                         ------  ----------   ------   ------------  -----
Elimination of historical
  expense                             $   (529)  $ (4,657)  $(11,959)  $ (1,091)  $(18,236)
Property, equipment and
   furniture and fixtures                  100        393      1,623         --      2,116
Information data base                      375         --         --         --        375
Excess of cost over fair value
  of net assets acquired                   289      2,496      9,410      2,342     14,537
Franchise agreements                        --      1,396        375      1,458      3,229
                                      --------   --------   --------   --------   --------
Total                                 $    235   $   (372)  $   (551)  $  2,709   $  2,021
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

    Century 21

     The estimated fair values of Century 21's property and equipment, franchise agreements and excess of cost over fair value of net assets acquired are $5.5 million, $33.5 million and $199.7 million, respectively, and are amortized on a straight-line basis over the periods to be benefited which are seven, twelve and forty years, respectively. The benefit periods associated with the excess cost over fair value of net assets acquired were determined based on Century 21's position as the world's largest franchisor of residential real estate brokerage offices, the most recognized brand name in the residential real estate brokerage industry and the longevity of the residential real estate brokerage business.

    Coldwell Banker

     The estimated fair value of Coldwell Banker's property, plant and equipment (excluding land) of $15.7 million, is amortized on a straight-line basis over the estimated benefit periods ranging from five to twenty-five years. Coldwell Banker's intangible assets are comprised of franchise agreements and excess of cost over fair value of net assets acquired. The franchise agreements with the brokerage offices comprising the Trust are valued independently of all other franchise agreements with Coldwell Banker affiliates. Franchise agreements within the Trust and independent of the Trust are valued at $218.5 million and $218.7 million, respectively and are amortized on a straight line basis over the respective benefit periods of forty years and thirty-five years, respectively. The benefit period associated with Trust franchise agreements was based upon a long history of gross commission sustained by the Trust. The benefit period associated with the Coldwell Banker affiliates' franchise agreements was based upon the historical profitability of such agreements and historical renewal rates. The excess of cost over fair value of net assets acquired is estimated at approximately $347.0 million and is determined to have a benefit period of forty years, which is based on Coldwell Banker's position as the largest gross revenue producing real estate company in North America, the recognition of its brand name in the real estate brokerage industry and the longevity of the real estate brokerage business.

    1996 Acquisitions

     The estimated fair values of 1996 Acquisitions franchise agreements aggregate $61.0 million and are being amortized on a straight-line basis over the periods to be benefited, which range from twelve to thirty years. The estimated fair values of 1996 Acquisitions excess of cost over fair value of net assets acquired aggregate $187.4 million and are each being amortized on a straight-line basis over the periods to benefited, which are forty years.


F.  Interest expense:

    The pro forma adjustment to interest expense is comprised of ($000's):

                                                   For the Six Months Ended
                                                          June 30,
                                                    --------------------
                                                       1996        1995
                                                    --------    --------
       Elimination of historical interest expense
        of 1996 Acquisitions & Century 21          $ (1,493)    $(3,989)
       Reversal of Coldwell Banker                   (3,155)     (1,938)
       Century 21                                         -       1,830
       Minority interest-preferred dividends              -       2,217
       4 3/4% Notes                                   1,361       4,463
                                                   --------     -------
       Total                                       $ (3,287)    $ 2,583
                                                   ========     =======

    Century 21

     The pro forma adjustment reflects the recording of interest expense on $70 million of borrowings under the Company's revolving credit facility at an interest rate of approximately 6.0%, which is the variable rate in effect on the date of borrowing. Borrowings represent the amount necessary to finance the initial cash purchase price.

     Interest expense was incurred on borrowings under the Company's revolving credit facility which partially funded the acquisition of Century 21. The Company recorded interest expense using the variable interest rate in effect on the borrowing date. The effect on pro forma net income assuming a 1/8% variance in the variable interest rate used to calculate interest expense is $26,000 for both the six months ended June 30, 1996 and 1995. The pro forma net income effects of a 1/8% variance in the interest rate has no impact on earnings per share for all periods presented.

    Coldwell Banker

     The pro forma adjustment reflects the reversal of interest expense relating to the following ($000's):
                                                      For the Six Months Ended
                                                              June 30,
                                                       --------------------
                                                         1996        1995
                                                       -------      -------
       Expense (income) associated with the Owned
          Brokerage Business (i)                       $  (179)    $     31
       Expense associated with revolving credit
          facility borrowings which will be repaid
          with proceeds from offering (ii)               3,334        1,907
                                                       -------     --------
       Total                                           $ 3,155     $  1,938
                                                       =======     ========

     (i) HFS paid substantially all outstanding debt of Coldwell Banker Corporation and subsidiaries ("CB Consolidated") at the consummation date of the acquisition. Therefore, a determination as to the reasonableness of allocated CB Consolidated interest to the Owned Brokerage Business is unnecessary.

     (ii) At the date of acquisition, HFS repaid $105 million of Coldwell Banker indebtedness, which represented borrowings under a revolving credit facility at a variable rate of interest (LIBOR plus a margin ranging from .5% to 1.25%).



    Minority interest - preferred dividends

     The pro forma adjustment represents dividends on the redeemable Series A Adjustable Rate Preferred Stock of Century 21. Preferred dividends are calculated based on an $80 million face value and a 4.9% dividend rate.

    4 3/4% Notes

     The pro forma adjustment reflects interest and amortization of deferred financing costs related to the February 22, 1996 issuance of the 4 3/4% Notes (5.0% effective interest rate) to the extent that such proceeds were used to finance the 1996 acquisitions of ERA ($32.8 million), Travelodge ($39.3 million) and Century 21 NORS ($96.4 million).

G.  Other expenses:

     The pro forma adjustment eliminates $399,000 of accounting, legal and other administrative expenses allocated to CCI which would not have been incurred by the Company.

H.  Income Taxes:

    The pro forma adjustment to income taxes is comprised of ($000's):

                                                     For the Six Months Ended
                                                            June 30,
                                                        -----------------
                                                        1996         1995
                                                        ----         ----
       Reversal of historical (provision) benefit of:
          Company                                     $(41,746)   $(22,499)
          CCI                                                -        (313)
          Century 21                                         -        (728)
          Coldwell Banker                               10,432      (2,004)
          Travelodge                                         -        (478)
       Pro forma provision                              48,185      29,294
                                                        ------      ------
       Total                                           $16,871    $  3,272
                                                       =======    ========

     The pro forma effective tax rates approximates the Company's historical effective tax rates. The pro forma provision for taxes was computed using pro forma pre-tax amounts and the provisions of Statement of Financial Accounting Standards No. 109.

I.  Weighted average common and common equivalent shares outstanding:

     The pro forma adjustment to weighted average shares consists of the following (000's):


                                                   For the Six Months Ended
                                     Issuance             June 30,
                                     Price per       -----------------
                                      Share          1996         1995
                                      -----          ----         ----

CCI (including dilutive
   impact of warrants)(1)            $15.30              -        1,804
Century 21 (2)                       $49.88              -        4,000
Second Quarter 1996 Offering-
   Coldwell Banker (3)               $59.99         10,307       12,506
Century 21 NORS (4)                  $49.83            629          923
                                                    ------       ------
   Total                                            10,936       19,233
                                                    ======       ======

----------------
(1)  Date of Acquisition, May 11, 1995
(2)  Date of Acquisition, August 1, 1995
(3)  Date of Acquisition, May 31, 1996
(4)  Date of Acquisition, April 3, 1996


     The unaudited Pro Forma Consolidated Statement of Operations is presented as if the acquisitions took place at the beginning of the period presented; thus, the stock issuances referred to above are considered outstanding as of the beginning of the period for purposes of per share calculations.

J.  Estimated selling general and administrative cost savings:

     In connection with HFS's acquisitions, HFS developed related business plans to restructure each of the respective acquired companies which will result in future cost savings subsequent to the acquisitions. HFS's restructuring plans in each case were developed prior to the consummation of the respective acquisitions and were implemented concurrent with the consummation of the acquisitions. Restructuring plans included the involuntary termination and relocation of employees, the consolidation and closing of facilities and the elimination of duplicative operating and overhead activities. Pursuant to HFS's specific restructuring plans, certain selling, general and administrative expenses may not be incurred subsequent to each acquisition that existed prior to consummation. In addition, there are incremental costs in the conduct of activities of the acquired companies prior to the acquisitions that may not be incurred subsequent to consummation and have no future economic benefit to HFS. The estimated cost savings that HFS believes would have been attained had its acquisitions occurred on January 1, 1995 and the related impact of such cost savings on pro forma net income and net income per share are not reflected in the pro forma consolidated statements of income, but are presented below ($000's):


For the Six Months        Coldwell    Century 21
Ended June 30, 1996        Banker       NORS        Travelodge   ERA     Total
-------------------       --------    ----------    ----------   ---     -----
Payroll and related ...    $4,451      $2,424          $25       $222   $ 7,122
Professional ..........     1,055         705            4          -     1,764
Occupancy .............         -         603            4        102       709
Other .................      (604)      1,069            4        157       626
                           ------      ------          ---       ----   -------
  Total ...............    $4,902      $4,801          $37       $481   $10,221
                           ======      ======          ===       ====   =======


For the Six Months        Coldwell   Century 21
Ended June 30, 1995        Banker      NORS       Travelodge    ERA     Total
-------------------       --------   ----------   ----------    ---     -----
Payroll and related ...    $5,341      $2,951        $287      $1,064   $ 9,643
Professional ..........     1,073         649          40           -     1,762
Occupancy .............         -       1,159          48         444     1,651
Other .................      (846)        927          43         729       853
                           ------      ------        ----      ------   -------
  Total ...............    $5,568      $5,686        $418      $2,237   $13,909
                           ======      ======        ====      ======   =======

     The impact on pro forma net income and net income per share of the estimated SG&A cost savings are as follows:

                                                  For the Six Months Ended
                                             ---------------------------------
                                             June 30, 1996       June 30, 1995
                                             -------------       -------------
Income before taxes, as reported ........       $119,439            $69,569
SG&A adjustments ........................         10,221             13,909
                                                --------            -------
Income before taxes, as adjusted ........        129,660             83,478
Income taxes ............................         52,309             35,151
                                                --------            -------
Net income, as adjusted .................       $ 77,351            $48,327
                                                ========            =======

Net income per share (primary):
  As adusted ............................       $   0.58            $  0.39
                                                ========            =======
  As reported ...........................       $   0.54            $  0.33
                                                ========            =======

Net income per share (fully diluted):
  As adusted ............................       $    .58            $   .38
                                                ========            =======
  As reported ...........................       $    .54            $   .32
                                                ========            =======

K.  Accured acquisition liability

     The Company has recorded liabilities for charges to be incurred in connection with the restructuring of acquired Century 21, Century 21 NORS, ERA and Coldwell Banker operations. These acquisitions were consummated in 1995 and 1996 and resulted in the consolidation of facilities, involuntary termination and relocation of employees, and elimination of duplicative operating and overhead activities. The following table provides details of these charges by type.

                                                Century 21            Coldwell
                                 Century 21        NORS       ERA      Banker
                                 ----------     ----------  -------   --------
Personnel related .............   $ 12,647        $ 1,720   $ 8,000    $ 4,237
Facility related ..............     16,511          2,293     1,558      5,491
Other costs ...................        990            711       501        211
                                 ----------     ----------  -------   --------
Total .........................   $ 30,148        $ 4,724   $10,059    $ 9,939
                                 ==========     ==========  =======   ========

     Personnel related charges include termination benefits such as severance, wage continuation, medical and other benefits. Facility related costs include contract and lease terminations, temporary storage and relocation costs associated with assets to be disposed of, and other charges incurred in the consolidation of excess office space. Through June 30, 1996 approximately $23.0 million, $1.6 million, $3.3 million and $1.6 million were paid by Century 21, Century 21 NORS, ERA and Coldwell Banker, respectively and charged against the restructuring liability.

L.  Trust contribution

     Included in HFS historical SG&A for the six months ended June 30, 1996, is a $5 million charge associated with the Company's contributions of the Owned Brokerage Business to the Trust. The charge represents the fair value of the Owned Brokerage Business based upon a valuation which considered earnings, cash flow, assets and business prospects of the contributed business.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HFS Incorporated



                                       By:   /s/   Michael P. Monaco
                                             Michael P. Monaco
                                             Vice Chairman
Date: March 26, 1997                         And Chief Financial Officer
                                             (Principal Financial Officer
                                             And Principal Accounting Officer)