Form 10-Q/A
period 1996-09-30
HFS INC
filed 1997-03-27
CIK 891104

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

     Prior to the consummation of the acquisition, the Company announced its intention to dispose of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Operating Company") through or an initial public offering of the common stock of the Operating Company during 1997. The Operating Company will license the Avis trademark from the Company in return for a license fee based on a percentage of Operating Company revenue.

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


     Pro Forma Information: The following information reflects the comparative pro forma statements of operations of the Company for the nine months ended September 30, 1996 and 1995 assuming the following transactions occurred on January 1, 1995: (i) the August 1, 1995 acquisition of Century 21 Real Estate Corporation ("Century 21"); (ii) the acquisition by merger in May 1995 of, Central Credit Inc.; (iii) the acquisition of Avis and the issuance of the Company common stock as partial consideration for Avis; (iv) the acquisition of RCI and the issuance of the Company common stock as partial consideration for RCI; (v) the acquisition of Coldwell Banker and the related contribution of Coldwell Banker's owned real estate brokerage offices to the Trust; (vi) proceeds from an offering of the Company's common stock (See Note 5) to the extent necessary to fund the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses; (vii) the 1996 acquisitions of Travelodge, ERA and the Century 21 NORS; and (viii) the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 (the
"4 3/4% Notes", see Note 6) to the extent such proceeds were used to finance acquisitions. The acquisitions have been or will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been or will be recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements, the elimination of redundant costs and the related income tax effects. Certain other Company acquisitions were not material and therefore were not reflected in the pro forma statements of operations.

                                                            Nine Months Ended
                                                              September 30,
(000's, except net income per share)                       1996          1995
                                                       -----------   ----------

Revenue ..............................................  $  973,383   $  843,846
Income before income taxes ...........................     291,551      191,253
Net income per share (primary) .......................  $     1.18   $      .83
Weighted average common equivalent shares (primary)...     147,470      139,315
Net income per share (fully diluted) .................  $     1.18   $      .82
Weighted average common and  common equivalent shares
         outstanding  (fully diluted) ................     148,194      141,807


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

     B. PURCHASE OF MINORITY INTEREST- Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Company and a group of former executives of Century 21 Real Estate Corporation (the "Former Management") pursuant to which the Company owns 87.5% of C21 Holding Corp. and the Former Management owns 12.5% of C21 Holding Corp. Such amendment provides for the acceleration of the Company's option to purchase the 12.5% ownership from the Former Management approximately 90 days from the Effective Date at fair market value as of the Effective Date. The Company is in the process of determining the fair market value of C21 Holding Corp. and expects to complete such purchase in the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

     HFS Incorporated (the "Company") provides services to various businesses in consumer industries businesses. The Company began 1996 as the world's largest franchisor of lodging facilities and real estate brokerage offices. In 1996, the Company continued to pursue its strategy of adding franchise brands to its existing franchise infrastructure with several acquisitions, including the acquisition of Coldwell Banker Corporation ("Coldwell Banker"), at the time the largest gross revenue producing residential real estate company in North America and a leading provider of relocation services. The Company expanded its consumer services business to include the car rental industry with its October 17, 1996 acquisition of Avis, Inc. ("Avis"), which the Company believes is the second largest car rental system in the world. On November 12, 1996, the Company continued its expansion by acquiring Resort Condominiums International, Inc. ("RCI") which is the world's largest provider of timeshare exchange programs. See "Liquidity and Capital Resources - Acquisitions". On November 11, 1996, the Company entered into a definitive merger agreement with PHH Corporation ("PHH"), pursuant to which PHH will become a subsidiary of the Company. PHH is the world's largest provider of corporate relocation services and also provides mortgage banking and vehicle management services. See "Liquidity and Capital Resources - Pending Acquisition". The Company continues to pursue acquisitions and other strategic transactions within its existing industry segments as well as other franchise or franchisable businesses and other consumer services businesses.

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

RESULTS OF OPERATIONS - EXPENSES AND INCOME

3Q96 VS 3Q95

     Income before income taxes increased $55.5 million (120%) resulting from a $116.6 (90%) increase in revenue as discussed above in "Results of Operations - Revenue Overview", net of a $61.0 million (74%) of increased expenses. Operating profits (pre-tax income plus interest expense) for all segments increased $57.1 million or 109% during the same comparable period. Interest expense for the third quarter of 1996 increased $1.6 million as a result of the issuance of $240 million 4 3/4% Convertible Senior Notes ("4 3/4% Notes") in February 1996. The increase in interest expense was offset in part by the decrease in the Company's weighted average effective interest rate from 6.7% in the third quarter 1995 to 5.6% in the third quarter of 1996 as a result of the issuance of the 4-3/4% Notes.

LODGING SEGMENT

     Operating profits increased 15% to $43.1 million from 1995 to 1996. A $16.8 million (17%) increase in revenue was offset by an $11.2 million (18.0%) increase in expenses. The increase in expenses primarily consisted of a $9.2 million increase in marketing expenditures corresponding with marketing fees collected from lodging franchisees and a $1.2 million increase in depreciation and amortization expenses related to goodwill associated with the January 1996 and August 1995 acquisitions of the Travelodge and the Knights Inn franchise systems, respectively. Selling, general and administrative ("SG&A") expenses increased only $0.7 million as a result of economies achieved as the Company's corporate infrastructure benefited both its lodging and recently acquired real estate segment businesses.

REAL ESTATE SEGMENT

     Third quarter 1996 operating profits of $46.7 million included the results of operations of the Company's three real estate brands compared to third quarter 1995 operating profits of $9.6 million, when only Century 21 contributed to operations. Revenue improved $65.7 million to $86.7 million and expenses increased $28.5 million to $40.0 million. Expenses consisted primarily of $24.5 million of SG&A and $9.3 million of depreciation and amortization primarily related to goodwill and franchise agreements associated with recently acquired franchise systems.

OTHER SEGMENT

     Other segment operating profits increased $14.2 million (261%) to $19.7 million from 1995 to 1996. The increase in other segment operating profits was substantially generated from the corporate relocation service businesses acquired as part of the August 1995 and May 1996 acquisitions of Century 21 and Coldwell Banker, respectively.


YEAR-TO-DATE 1996 VS.  1995

     Income before income taxes increased $104.1 million (103%) for the nine months ended September 30, 1996 versus the comparable period in 1995. This increase resulted from the $36.7 increase in revenue discussed above in "Results of Operations -Revenue Overview" net of a $146.2 million (74%) increase in expenses. Operating profits increased $110.0 million (94%) during the same comparable period. Interest expense for the nine months ended September 30, 1996 increased $5.9 million due to the issuance of the 4 3/4% Notes in February 1996. Interest expense was offset in part by the decrease in the Company's weighted average effective interest rate from 6.0% in the first nine months of 1995 to 5.7% in the nine months ended September 30, 1996 as a result of the issuance of the 4 3/4% Notes.


LODGING SEGMENT

     Operating profits increased 15% to $111.0 million from 1995 to 1996. A $36.7 million (14%) increase in revenue was offset by a $22.3 million (14%) increase in expenses. The increase in expenses primarily consisted of a $13.1 million increase in marketing expenditures corresponding with increased marketing fees collected from lodging franchisees and $3.1 million of depreciation and amortization primarily corresponding with goodwill and franchise agreements associated with the January 1996 Travelodge franchise system acquisition. The $5.8 million increase in SG&A expenses consisted of $3.9 million of franchise sales related expenses associated with system growth.

REAL ESTATE SEGMENT

     Operating profits of $81.4 million included the results of operations for Century 21 for the full period and ERA and Coldwell Banker from their respective February and May 1996 acquisition dates. Operating profits for the comparable 1995 period included $9.6 million of operating profits generated from Century 21 since the Company's August 1, 1995 acquisition date of the franchise system. The 1996 operating profits resulted from $178.3 million of revenue and $96.9 million of expenses. Included in expenses were $61.4 million of SG&A primarily associated with Century 21 operations since the Coldwell Banker franchise system was acquired in May 1995 and a $5 million restructuring charge associated with the contribution of Coldwell Banker's former owned brokerage business assets to National Realty Trust (the "Trust") an independent entity governed by an independent Board of Trustees. Expenses also included $6.5 million of depreciation and amortization primarily related to goodwill and franchise agreements associated with the Century 21, ERA and Coldwell Banker franchise system acquisitions.

OTHER SEGMENT

     Other segment operating profits increased $23.8 million (211%) to $35.0 million from 1995 to 1996. The increase in other segment operating profits was substantially generated from the corporate relocation service business acquired as part of the August 1995 and May 1996 acquisitions of Century 21 and Coldwell Banker, respectively.

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

     Prior to the consummation of the acquisition, the Company announced that it would dispose of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Operating Company") through or an initial public offering of the common stock of the Operating Company during 1997. The Operating Company will license the Avis trademark from the Company in return for a license fee based on a percentage of the Operating Company revenue.

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

     Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Company and a group of former executives of Century 21 Real Estate Corporation (the "Former Management") pursuant to which the Company owns 87.5% of C21 Holding Corp. and the Former Management owns 12.5% of C21 Holding Corp. Such amendment provides for the acceleration of the Company's option to purchase the 12.5% ownership from the Former Management approximately 90 days from the Effective Date at fair market value as of the Effective Date. The Company is in the process of determining the fair market value of C21 Holding Corp. and expects to complete such purchase in the first quarter of 1997.

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

Financing

     The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has generated significant positive cash flow from operations in every quarter since its public offering in December 1992. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. Indicative of the Company's creditworthiness, Standard & Poors Corporation and Duff and Phelps assigned an "A" credit rating to the Company's $540 million of publicly issued debt. The Company generated $139.4 million of cash flow from operations during the nine months ended September 30, 1996, representing a $55.2 million (65%) increase from the nine months ended September 30, 1995.


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

     The Company completed an offering of 19.4 million shares of common stock in the second quarter of 1996 which yielded net proceeds to the Company after expenses of approximately $1.2 billion. Approximately $ 755 million of the proceeds were used to finance the acquisition of Coldwell Banker and repay $75 million of outstanding borrowings under the Company's existing credit facility. The remaining $331 million of proceeds were used as partial consideration for the October 17, 1996 acquisition of Avis.

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

     Working capital at September 30, 1996 approximated $438 million including the remaining $331 million of excess proceeds from the Offering. Excluding the excess proceeds of the Offering, working capital increased $63 million at September 30, 1996 from December 31, 1995. The increase in working capital is attributable to cash generated from operations and the seasonal increase in lodging segment royalty receivables. Additionally, included in working capital at September 30, 1996 is $136 million in relocation receivables relating to the Company's relocation services business acquired as part of the acquisitions of Century 21 and Coldwell Banker. Outstanding relocation receivables are guaranteed by client corporations and accordingly are, in the opinion of the Company, subject to minimal risk.

     Long-term debt consists of $540 million of publicly issued debt including the 4 3/4% Notes, $150 million of 4 1/2% convertible senior notes due 1999 and $150 million of 5 7/8% senior notes due December 1998. Interest on the publicly issued debt is paid semi-annually. Long-term debt increased from $300.8 million at December 31, 1995 to $539.8 million at September 30, 1996, due to the issuance of the 4 3/4% Notes. The weighted average stated interest rate on long-term debt at September 30, 1996 was 5.0% compared to the weighted average stated interest rate of 5.2% at December 31, 1995.

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

     Capital expenditures approximating $23.6 million during the nine months ended September 30, 1996 consisted of approximately $14.7 million of software development and the acquisition of computer equipment primarily associated with a new transactional data base and reporting system for the real estate segment and $3.2 million of additions and modifications to the hotel brands' central reservation systems, which will be reimbursed by collections of reservation fees from the Company's lodging franchisees. Also included in capital expenditures is $5.7 million of improvements principally associated with the purchase of a building in 1995, whiich is now the Company's new headquarters.

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

Part II - OTHER INFORMATION

Item 5.   OTHER INFORMATION

                      HFS INCORPORATED AND SUBSIDIARIES
             PRO FORMA CONSOLIDATED FINANCIAL INFORMATION OF HFS

   The pro forma consolidated balance sheet as of September 30, 1996 is presented as if the following had occurred on September 30, 1996: (i) the acquisition of Avis, Inc. ("Avis") and the November 1996 issuance of HFS common stock (the "Avis Offering") as partial consideration for Avis and;
(ii) the acquisition of Resort Condominiums International, Inc. and its affiliates ("RCI") and the issuance of HFS common stock as partial consideration for RCI. HFS currently intends to undertake an initial public offering of a majority interest in the corporation which owns all company-owned Avis car rental locations (the "Car Rental Operating Company") in 1997, the proceeds of which will be used to pay down indebtedness of the Car Rental Operating Company and to enter into franchise, information technology and other agreements to provide services to the Car Rental Operating Company based on terms to be determined. Accordingly, the pro forma financial statements reflect the acquired net assets and results of operations of the Avis rental car operating subsidiary intended to be sold as "Investment in car rental operating company -net" and "Equity in earnings in car rental operating company", respectively.

   The pro forma consolidated statements of operations for the year ended December 31, 1995 and the nine months ended September 30, 1995 and 1996 are presented as if the acquisitions of Avis and RCI and the following transactions had occurred on January 1, 1995: (i) the May 31, 1996 acquisition of the common stock of Coldwell Banker Corporation ("Coldwell Banker") and the related contribution of Coldwell Banker's owned real estate brokerage offices (the "Owned Brokerage Business") to a newly created independent trust (the "Trust") (the "Coldwell Banker Transaction"); (ii) the receipt of proceeds from an offering of HFS' common stock (the "Second Quarter 1996 Offering") to the extent necessary to fund (a) the acquisition of Coldwell Banker and the related repayment of indebtedness and acquisition expenses and (b) the cash consideration portion in the Avis acquisition;
(iii) the acquisitions of: the six non-owned Century 21 regions ("Century 21 NORS") during the second quarter of 1996, the Travelodge franchise system ("Travelodge") on January 23, 1996 and the Electronic Realty Associates franchise system ("ERA") on February 12, 1996 (collectively, the "Other 1996 Acquisitions"); and (iv) the February 22, 1996 issuance of $240 million of 4 3/4% convertible senior notes due 2003 to the extent such proceeds were used to finance the Other 1996 Acquisitions. The pro forma consolidated statements of operations for the year ended December 31, 1995 and the nine months ended September 30, 1995 are also presented as if the August 1, 1995 acquisition of Century 21 and the acquisition by merger (the "CCI Merger") in May 1995 of Central Credit Inc. ("CCI") had occurred on January 1, 1995.

   All of the aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values which are subject to further refinement, including appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Management does not expect that the final allocation of the purchase price for the above acquisitions will differ materially from the preliminary allocations. HFS has entered into certain immaterial transactions which are not reflected in the pro forma consolidated statements of operations.

   The pro forma consolidated financial statements do not purport to present the financial position or results of operations of HFS had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. The pro forma consolidated statements of operations do not reflect cost savings and revenue enhancements that management believes may be realized following the acquisitions. These cost savings are expected to be realized primarily through the restructuring of operations as well as revenue enhancements expected to be realized through leveraging of HFS's preferred alliance programs. No assurances can be made as to the amount of cost savings or revenue enhancements, if any, that actually will be realized.

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

                       HFS INCORPORATED AND SUBSIDIARIES           PAGE 1 OF 2
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1996
                                (IN THOUSANDS)


                                         HISTORICAL
                          -----------------------------------------    PRO FORMA ADJUSTMENTS
                                             AVIS,                   -------------------------
                              HFS       AS ADJUSTED (1)     RCI        AVIS (A)      RCI (B)     PRO FORMA
                          ------------  ---------------  ----------  ------------  -----------  ------------
ASSETS
 Current assets
  Cash and cash
   equivalents...........   $  471,194      $     --       $ 89,070    $(410,742)    $ (48,771)   $  100,751
  Marketable securities .           --            --        184,599           --      (184,599)           --
  Relocation
   receivables...........      136,052            --             --           --            --       136,052
  Other accounts and
   notes receivable,
   net...................      113,175         1,800         33,107           --            --       148,082
  Other current assets ..       59,081         1,881         22,836           --        29,000       112,798
                          ------------  ---------------  ----------  ------------  -----------  ------------
TOTAL CURRENT ASSETS ....      779,502         3,681        329,612     (410,742)     (204,370)      497,683
                          ------------  ---------------  ----------  ------------  -----------  ------------
 Property and
  equipment--net.........      106,233        33,828         87,785       58,172       (32,125)      253,893
 Franchise
  agreements--net........    1,027,711            --             --           --            --     1,027,711
 Excess of cost over
  fair value of net
  assets acquired-net ...      906,540            --             --           --       443,845     1,350,385
 Intangible assets.......           --       499,143             --      327,426       100,000       926,569
 Investment in car
  rental operating
  company--net...........           --        72,616             --        2,384            --        75,000
 Deferred income
  taxes--net.............           --            --             --        5,200            --         5,200
 Other assets............       80,064        59,633         40,936       (9,614)      (31,630)      139,389
                          ------------  ---------------  ----------  ------------  -----------  ------------
TOTAL ASSETS.............   $2,900,050      $668,901       $458,333    $ (27,174)    $ 275,720    $4,275,830
                          ============  ===============  ==========  ============  ===========  ============


------------
(1) The consolidated historical balance sheet of Avis Inc., as adjusted is as of August 31, 1996. See Consolidated Historical Balance Sheet of Avis, Inc., as adjusted, as of August 31, 1996.

Note: Certain reclassifications have been made to the historical HFS, Avis and RCI consolidated balance sheets to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                       HFS INCORPORATED AND SUBSIDIARIES           PAGE 2 OF 2
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                                      HISTORICAL
                                       ----------------------------------------   PRO FORMA ADJUSTMENTS
                                                         AVIS,                   -----------------------
                                           HFS       AS ADJUSTED (1)     RCI        AVIS (A)    RCI (B)    PRO FORMA
                                      ------------  ---------------  ----------  -----------  ----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable and other accrued
   liabilities.......................   $  160,357      $ 201,954      $ 76,328    $      --    $     --   $  438,639
  Deferred revenue...................       24,655             --       119,218           --          --      143,873
  Income taxes payable...............       81,633            182            --         (182)         --       81,633
  Accrued acquisition obligations ...       40,287             --            --       18,000      10,557       68,844
  Current portion of long-term debt .       29,907             --            --      100,930          --      130,837
                                      ------------  ---------------  ----------  -----------  ----------  -----------
TOTAL CURRENT LIABILITIES............      336,839        202,136       195,546      118,748      10,557      863,826
                                      ------------  ---------------  ----------  -----------  ----------  -----------
 Long-term debt......................      541,563             --         3,536           --     285,000      830,099
 Deferred revenue....................        7,299             --       185,703           --          --      193,002
 Other non-current liabilities ......       23,960             --         1,711           --      20,000       45,671
 Deferred income taxes...............       85,400             --            --           --     (43,000)      42,400
 Preferred stock--Avis, Inc..........           --         72,416            --      (72,416)         --           --
 Redeemable portion of common
  stock--ESOP........................           --        295,465            --     (295,465)         --           --
 Unearned compensation--ESOP.........           --       (257,751)           --      257,751          --           --
STOCKHOLDERS' EQUITY
 Participating convertible preferred
  stock..............................           --        132,000            --     (132,000)         --          ---
 Common stock--issued and
  outstanding; HFS Historical,
  123,720 and Pro Forma, 129,289 ....        1,237            290            --         (244)         10        1,293
 Additional paid-in capital .........    1,705,541        220,401         6,392      100,396      60,573    2,093,303
 Retained earnings ..................      206,236        103,339        34,864     (103,339)    (34,864)     206,236
 Treasury stock......................       (8,025)      (102,269)           --      102,269       8,025           --
 Net unrealized gain on available
  for sale securities................           --             --        20,784           --     (20,784)          --
 Foreign currency equity adjustment             --          2,874         9,797       (2,874)     (9,797)          --
                                      ------------  ---------------  ----------  -----------  ----------  -----------
TOTAL STOCKHOLDERS' EQUITY...........    1,904,989        356,635        71,837      (35,792)      3,163    2,300,832
                                      ------------  ---------------  ----------  -----------  ----------  -----------
TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY............   $2,900,050      $ 668,901      $458,333    $ (27,174)   $275,720   $4,275,830
                                      ============  ===============  ==========  ===========  ==========  ===========

------------
(1) The consolidated historical balance sheet of Avis, Inc., as adjusted is as of August 31, 1996. See Consolidated Historical Balance Sheet of Avis, Inc., as adjusted, as of August 31, 1996.

Note: Certain reclassifications have been made to the historical HFS Avis and RCI consolidated balance sheets to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                    CONSOLIDATED HISTORICAL BALANCE SHEET
                          OF AVIS, INC., AS ADJUSTED
                            AS OF AUGUST 31, 1996
                                (IN THOUSANDS)

                                                   HISTORICAL    RECLASSIFICATION      AVIS,
                                                      AVIS          ADJUSTMENT      AS ADJUSTED
                                                  -------------  ----------------  -------------
ASSETS
Current assets
 Cash and cash equivalents.......................   $   75,683      $   (75,683)      $      --
 Accounts and notes receivable, net..............      174,047         (172,247)          1,800
 Vehicles, net...................................    2,567,517       (2,567,517)             --
 Due from affiliated company.....................      114,976         (114,976)             --
 Other current assets ...........................       45,296          (43,415)          1,881
 Deferred income taxes...........................       68,667          (68,667)             --
                                                  -------------  ----------------  -------------
TOTAL CURRENT ASSETS.............................    3,046,186       (3,042,505)          3,681
                                                  -------------  ----------------  -------------
Property and equipment-net.......................      151,854         (118,026)         33,828
Intangible assets--Avis..........................      499,143               --         499,143
Investment in car rental operating company--net .           --           72,616          72,616
Other assets ....................................       85,368          (25,735)         59,633
                                                  -------------  ----------------  -------------
TOTAL............................................   $3,782,551      $(3,113,650)      $ 668,901
                                                  =============  ================  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and other .....................   $  444,867      $  (242,731)      $ 202,136
                                                  -------------  ----------------  -------------
Long-term debt ..................................    2,488,651       (2,488,651)             --
Public liability and property damage.............      215,135         (215,135)             --
Due to affiliated company........................      132,563         (132,563)             --
Other non-current liabilities
 Deferred income taxes...........................       34,570          (34,570)             --
 Preferred stock--Avis, Inc. ....................       72,416               --          72,416
 Redeemable portion of common stock--ESOP .......      295,465               --         295,465
 Unearned compensation--ESOP.....................     (257,751)              --        (257,751)
STOCKHOLDERS' EQUITY
 Participating convertible preferred stock ......      132,000               --         132,000
 Common stock....................................          290               --             290
 Additional paid-in capital......................      220,401               --         220,401
 Retained earnings...............................      103,339               --         103,339
 Treasury stock .................................     (102,269)              --        (102,269)
 Foreign currency equity adjustment..............        2,874               --           2,874
                                                  -------------  ----------------  -------------
TOTAL STOCKHOLDERS' EQUITY.......................      356,635               --         356,635
                                                  -------------  ----------------  -------------
TOTAL............................................   $3,782,551      $(3,113,650)      $ 668,901
                                                  =============  ================  =============

------------
Note: The reclassification adjustment made to the historical consolidated balance sheet of Avis, Inc. is to present the historical net assets of car rental operations as "Investment in car rental operating company -net" as a result of HFS' plan to undertake an initial public offering of a majority interest in the corporation which owns all company owned Avis car rental operations.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             HISTORICAL
                                      -------------------------
                                                     ACQUIRED       PRO FORMA
                                          HFS       COMPANIES      ADJUSTMENTS     PRO FORMA
                                      -----------  ------------  ---------------  ------------
NET REVENUES
 Service fees .......................   $369,442     $1,113,624      $  25,950 (C)  $1,061,202
                                                                      (535,207)(D)
                                                                        87,393 (F)
 Other ..............................     43,541         67,163         (4,421)(D)      89,232
                                                                       (17,051)(E)
 Equity in loss of car rental
  operating company .................         --             --         (5,272)(F)      (5,272)
                                      -----------  ------------  -------------    ------------
  Net revenues ......................    412,983      1,180,787       (448,608)      1,145,162
                                      -----------  ------------  -------------    ------------
EXPENSES
 Marketing and reservation...........    143,965        130,366                        274,331
 Selling, general and
  administrative (N).................     78,232        843,878         (4,500)(G)     396,234
                                                                      (521,376)(H)
 Depreciation and amortization  .....     30,857         64,784         35,126 (I)     130,767
 Interest ...........................     21,789         12,553         18,389 (J)      52,731
 Other ..............................      3,235         17,143         (1,599)(K)      18,779
                                      -----------  ------------  -------------    ------------
  Total expenses ....................    278,078      1,068,724       (473,960)        872,842
                                      -----------  ------------  -------------    ------------
Income before income taxes ..........    134,905        112,063         25,352         272,320
Provision for income taxes ..........     55,175         36,491         20,729 (L)     112,395
                                      -----------  ------------  -------------    ------------
Net income ..........................   $ 79,730     $   75,572      $   4,623      $  159,925
                                      ===========  ============  =============    ============
PER SHARE INFORMATION (PRIMARY)
 Net income (N) .....................   $    .74                                    $     1.15
                                      ===========                                 ============
 Weighted average common and common
  equivalent shares outstanding  ....    113,817                        28,681 (M)     142,498
                                      ===========                =============    ============
PER SHARE INFORMATION (FULLY
 DILUTED)
 Net income (N)......................   $    .73                                    $     1.14
                                      ===========                                 ============
 Weighted average common and  common
 equivalent shares  outstanding  ....    115,654                        28,681 (M)     144,335
                                      ===========                =============    ============

------------
Note: Certain reclassifications have been made to the historical results of HFS and acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                       HFS INCORPORATED AND SUBSIDIARIES
                  HISTORICAL CONSOLIDATING STATEMENT OF INCOME
                             OF ACQUIRED COMPANIES
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                            HISTORICAL
                                      ------------------------------------------------------
                                        AVIS, (1)                 COLDWELL        OTHER          TOTAL
                                       AS ADJUSTED      RCI        BANKER      ACQUISITIONS    HISTORICAL
                                      -------------  ----------  -----------  --------------  ------------
NET REVENUES
 Service fees .......................    $ 21,608      $278,132    $679,137       $134,747      $1,113,624
 Other ..............................          --        17,051      20,264         29,848          67,163
                                      -------------  ----------  -----------  --------------  ------------
  Net revenues ......................      21,608       295,183     699,401        164,595       1,180,787
                                      -------------  ----------  -----------  --------------  ------------
EXPENSES
 Marketing and reservation...........          --       130,366          --             --         130,366
 Selling, general and
 administrative......................       7,205        91,757     616,182        128,734         843,878
 Depreciation and amortization  .....      19,683        14,193      22,425          8,483          64,784
 Interest ...........................         461           536       5,329          6,227          12,553
 Other ..............................         410         1,976          --         14,757          17,143
                                      -------------  ----------  -----------  --------------  ------------
  Total expenses ....................      27,759       238,828     643,936        158,201       1,068,724
                                      -------------  ----------  -----------  --------------  ------------
Income (loss) before income taxes  ..      (6,151)       56,355      55,465          6,394         112,063
Provision for income taxes ..........       4,100         4,464      24,385          3,542          36,491
                                      -------------  ----------  -----------  --------------  ------------
Net income (loss) ...................    $(10,251)     $ 51,891    $ 31,080       $  2,852      $   75,572
                                      =============  ==========  ===========  ==============  ============

------------
(1) The historical consolidated statement of income of Avis, as adjusted, has been adjusted to present only the historical operating results intended to be retained by HFS. The historical consolidated statement of income of Avis, Inc., as adjusted is for the year ended February 29, 1996. See Historical Consolidated Statement of Income of Avis, Inc., as Adjusted, for the year ended February 29, 1996.

Note: Certain reclassifications have been made to the historical results of acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                 HISTORICAL CONSOLIDATED STATEMENT OF INCOME
                          OF AVIS, INC., AS ADJUSTED
                     FOR THE YEAR ENDED FEBRUARY 29, 1996
                                (IN THOUSANDS)

                                                             ADJUSTMENTS
                                                   --------------------------------
                                                                     ELIMINATION OF
                                                                       CAR RENTAL
                                                                       OPERATING         AVIS,
                                     HISTORICAL    RECLASSIFICATION     COMPANY       AS ADJUSTED
                                    -------------  ----------------  --------------  -------------
REVENUES...........................   $1,716,677        $(21,608)      $(1,695,069)     $     --
 Service fees .....................           --          21,608                --        21,608
                                    -------------  ----------------  --------------  -------------
  Net revenues ....................    1,716,677              --        (1,695,069)       21,608
                                    -------------  ----------------  --------------  -------------
EXPENSES
 Selling, general and
  admnistrative ...................    1,119,888         (16,865)       (1,095,818)        7,205
 Depreciation and amortization  ...      411,796          16,404          (408,517)       19,683
 Interest .........................      149,534             461          (149,534)          461
 Other ............................          410              --                --           410
                                    -------------  ----------------  --------------  -------------
  Total expenses ..................    1,681,628              --        (1,653,869)       27,759
                                    -------------  ----------------  --------------  -------------
Income (loss) before income taxes         35,049              --           (41,200)       (6,151)
Provision for income taxes ........       23,977              --           (19,877)        4,100
                                    -------------  ----------------  --------------  -------------
Net income (loss) .................   $   11,072        $     --       $    (21,323)    $(10,251)
                                    =============  ================  ==============  =============


------------
Note: The reclassification adjustment made to the historical consolidated statement of income of Avis, Inc. is to present information technology services as "Service fees." The elimination of the car rental operating company is presented as a result of HFS's plan to undertake an initial public offering of a majority interest of 75 percent in the corporation which owns all company-owned Avis car rental operations (the "IPO Company"). HFS intends to substantially replace results of car rental operations with license fees from the IPO Company.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                            OF OTHER ACQUISITIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                                (IN THOUSANDS)

                                                              CENTURY 21
                                    CCI (1)  CENTURY 21 (1)      NORS       TRAVELODGE     ERA (2)       TOTAL
                                    -------  --------------  ------------  ------------  -----------  -----------
NET REVENUES
 Service fees .....................  $   --      $60,506        $29,021       $18,361       $26,859     $134,747
 Other ............................   3,326       10,164            403            79        15,876       29,848
                                    -------  --------------  ------------  ------------  -----------  -----------
  Net revenues ....................   3,326       70,670         29,424        18,440        42,735      164,595
                                    -------  --------------  ------------  ------------  -----------  -----------
EXPENSES
 Selling, general and
  administrative ..................      --       57,241         25,763        15,604        30,126      128,734
 Depreciation and amortization  ...     529        5,217            578             8         2,151        8,483
 Interest .........................      --        2,904             54            --         3,269        6,227
 Other.............................   1,917        2,751             --            --        10,089       14,757
                                    -------  --------------  ------------  ------------  -----------  -----------
  Total expenses ..................   2,446       68,113         26,395        15,612        45,635      158,201
                                    -------  --------------  ------------  ------------  -----------  -----------
Income (loss) before income taxes       880        2,557          3,029         2,828        (2,900)       6,394
Provision for income taxes ........     313        2,097             --         1,132            --        3,542
                                    -------  --------------  ------------  ------------  -----------  -----------
Net income (loss) .................  $  567      $   460        $ 3,029       $ 1,696       $ (2,900)   $  2,852
                                    =======  ==============  ============  ============  ===========  ===========

------------
(1) Reflects results of operations for the period from January 1, 1995 to the respective dates of acquisition.

(2) Reflects the historical statement of operations of Electronic Realty Associates Inc. ("ERA Inc."). The financial statements which were audited for the year ended December 31, 1995 were those of Electronic Realty Associates LP ("ERA LP") which differ from the ERA Inc. financial statements. The difference is primarily attributable to (i) the home warranty business which was acquired by HFS but is excluded from the audited financial statements of ERA LP; and (ii) an intercompany charge to ERA LP by ERA Inc. Net revenues, total expenses and net loss of ERA LP for the year ended December 31, 1995 were $39.4 million, $47.3 million and $7.9 million, respectively.

Note: Certain reclassifications have been made to the historical results of acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statement of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     1995        1996
                                                                  ----------  ----------
NET REVENUES
 Service fees ...................................................   $786,407    $889,473
 Other ..........................................................     62,535      81,451
                                                                  ----------  ----------
 Equity in earnings (loss) of car rental operating company  .....     (5,096)      2,459
  Net revenues ..................................................    843,846     973,383
                                                                  ----------  ----------
EXPENSES
 Marketing and reservation.......................................    202,846     238,018
 Selling, general and administrative ............................    289,332     289,822
 Depreciation and amortization ..................................     97,972      99,703
 Interest .......................................................     40,115      36,930
 Other ..........................................................     22,328      17,359
                                                                  ----------  ----------
  Total expenses ................................................    652,593     681,832
                                                                  ----------  ----------
Income before income taxes ......................................    191,253     291,551
Provision for income taxes ......................................     78,935     120,331
                                                                  ----------  ----------
Net income (N) ..................................................   $112,318    $171,220
                                                                  ==========  ==========
PER SHARE INFORMATION (PRIMARY)
 Net income......................................................   $    .83    $   1.18
                                                                  ==========  ==========
 Weighted average common and common equivalent shares
  outstanding ...................................................    139,315     147,470
                                                                  ==========  ==========
PER SHARE INFORMATION (FULLY DILUTED)
 Net income .....................................................   $    .82    $   1.18
                                                                  ==========  ==========
 Weighted average common and common equivalent shares
  outstanding ...................................................    141,807     148,194
                                                                  ==========  ==========

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                HISTORICAL
                                          -----------------------
                                                       ACQUIRED      PRO FORMA
                                             HFS       COMPANIES    ADJUSTMENTS     PRO FORMA
                                          ----------  -----------  --------------  -----------
NET REVENUES
 Service fees............................   $268,862    $848,763      $  19,508 (C)  $786,407
                                                                       (411,795)(D)
                                                                         61,069 (F)
 Other ..................................     30,869      45,051        (13,385)(E)    62,535
 Equity in loss of car rental operating
  company ...............................         --          --         (5,096) (F)   (5,096)
                                          ----------  -----------  --------------  -----------
  Net revenues ..........................    299,731     893,814       (349,699)      843,846
                                          ----------  -----------  --------------  -----------
EXPENSES
 Marketing and reservation ..............    110,842      92,004             --       202,846
 Selling, general and administrative
 (N).....................................     47,700     638,601         (3,375)(G)   289,332
                                                                       (393,594)(H)
 Depreciation and amortization ..........     21,721      52,566         23,685 (I)    97,972
 Interest ...............................     16,272       8,135         15,708 (J)    40,115
 Other ..................................      2,012      21,018           (702)(K)    22,328
                                          ----------  -----------  --------------  -----------
  Total expenses ........................    198,547     812,324       (358,278)      652,593
                                          ----------  -----------  --------------  -----------
Income before income taxes ..............    101,184      81,490          8,579       191,253
Provision for income taxes ..............     41,820      21,624         15,491 (L)    78,935
                                          ----------  -----------  --------------  -----------
Net income (loss)........................   $ 59,364    $ 59,866      $  (6,912)     $112,318
                                          ==========  ===========  ==============  ===========
PER SHARE INFORMATION (PRIMARY)
 Net income (N) .........................   $    .57                                 $    .83
                                          ==========                               ===========
 Weighted average common and common
  equivalent shares outstanding .........    109,564                     29,751 (M)   139,315
                                          ==========               ==============  ===========
PER SHARE INFORMATION (FULLY DILUTED)
 Net income (N)..........................   $    .56                                 $    .82
                                          ==========                               ===========
 Weighted average common and common
  equivalent shares outstanding .........    112,056                     29,751 (M)   141,807
                                          ==========               ==============  ===========

------------

Note: Certain reclassifications have been made to the historical results of HFS and acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                            OF ACQUIRED COMPANIES
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (IN THOUSANDS)

                                                            HISTORICAL
                                       -----------------------------------------------------
                                         AVIS, (1)                 COLDWELL       OTHER          TOTAL
                                        AS ADJUSTED      RCI        BANKER     ACQUISITIONS    HISTORICAL
                                       -------------  ----------  ----------  --------------  ------------
NET REVENUES
 Service fees ........................     $13,358      $209,242    $513,483      $112,680       $848,763
 Other ...............................          --        13,385       3,972        27,694         45,051
                                       -------------  ----------  ----------  --------------  ------------
  Net revenues .......................      13,358       222,627     517,455       140,374        893,814
                                       -------------  ----------  ----------  --------------  ------------
EXPENSES
 Marketing and reservation ...........          --        92,004          --            --         92,004
 Selling, general and administrative         7,106        62,530     458,785       110,180        638,601
 Depreciation and amortization  ......      14,253        12,698      17,272         8,343         52,566
 Interest ............................          --           402       2,958         4,775          8,135
 Other ...............................          --         6,570       1,944        12,504         21,018
                                       -------------  ----------  ----------  --------------  ------------
  Total expenses .....................      21,359       174,204     480,959       135,802        812,324
                                       -------------  ----------  ----------  --------------  ------------
Income (loss) before income taxes  ...      (8,001)       48,423      36,496         4,572         81,490
Provision for income taxes ...........          18         1,940      16,422         3,244         21,624
                                       -------------  ----------  ----------  --------------  ------------
Net income (loss) ....................     $(8,019)     $ 46,483    $ 20,074      $  1,328       $ 59,866
                                       =============  ==========  ==========  ==============  ============

------------
(1) The historical consolidated statement of operations of Avis, as adjusted, has been adjusted to present only the historical operating results intended to be retained by HFS. The historical consolidated statement of operations of Avis, Inc., as adjusted, is for the nine months ended August 31, 1995. See Historical Consolidated Statement of Operations of Avis, Inc., as Adjusted, for the nine months ended August 31, 1995.

Note: Certain reclassifications have been made to the historical results of acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                          OF AVIS, INC. AS ADJUSTED
                  FOR THE NINE MONTHS ENDED AUGUST 31, 1995
                                (IN THOUSANDS)

                                                                ADJUSTMENT
                                                     ---------------------------------
                                                                         ELIMINATION
                                                                        OF CAR RENTAL
                                                                          OPERATING         AVIS,
                                        HISTORICAL   RECLASSIFICATION      COMPANY       AS ADJUSTED
                                       ------------  ----------------  ---------------  -------------
REVENUES .............................   $1,190,189       $(13,358)       $(1,176,831)      $    --
 Service fees.........................           --         13,358                 --        13,358
                                       ------------  ----------------  ---------------  -------------
  Net revenues........................    1,190,189                        (1,176,831)       13,358
                                       ------------  ----------------  ---------------  -------------
EXPENSES
 Selling, general and administrative        766,509             --           (759,403)        7,106
 Depreciation and amortization  ......      304,339             --           (290,086)       14,253
 Interest ............................      105,379             --           (105,379)           --
 Other ...............................          311             --               (311)           --
                                       ------------  ----------------  ---------------  -------------
  Total expenses .....................    1,176,538             --         (1,155,179)       21,359
                                       ------------  ----------------  ---------------  -------------
Income (loss) before income taxes  ...       13,651             --            (21,652)       (8,001)
Provision for income taxes ...........       21,644             --             21,626            18
                                       ------------  ----------------  ---------------  -------------
Net loss .............................   $   (7,993)      $     --        $       (26)      $(8,019)
                                       ============  ================  ===============  =============


------------
Note: The reclassification adjustment made to the historical consolidated statement of income of Avis, Inc. is to present information technology services as "Service fees." The elimination of the car rental operating company is presented as a result of HFS's plan to undertake an initial public offering of a majority interest of 75% in the corporation which owns all company-owned Avis car rental operations (the "IPO Company"). HFS intends to substantially replace results of car rental operations with license fees from the IPO Company.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATING STATEMENT OF OPERATIONS
                            OF OTHER ACQUISITIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (IN THOUSANDS)

                                             CENTURY    CENTURY 21
                                   CCI (1)   21 (1)        NORS       TRAVELODGE      ERA        TOTAL
                                   -------  ---------  ------------  ------------  ----------  ----------
NET REVENUES
 Service fees ....................  $   --    $60,506     $20,750       $13,476      $17,948     $112,680
 Other ...........................   3,326     10,164         288            59       13,857       27,694
                                   -------  ---------  ------------  ------------  ----------  ----------
  Net revenues ...................   3,326     70,670      21,038        13,535       31,805      140,374
                                   -------  ---------  ------------  ------------  ----------  ----------
EXPENSES
 Selling, general and
  administrative .................      --     57,241      18,421        11,503       23,015      110,180
 Depreciation and amortization  ..     529      5,217         413             6        2,178        8,343
 Interest ........................      --      2,904          38            --        1,833        4,775
 Other ...........................   1,917      2,751          --            --        7,836       12,504
                                   -------  ---------  ------------  ------------  ----------  ----------
  Total expenses .................   2,446     68,113      18,872        11,509       34,862      135,802
                                   -------  ---------  ------------  ------------  ----------  ----------
Income (loss) before income
 taxes............................     880      2,557       2,166         2,026       (3,057)       4,572
Provision for income taxes  ......     313      2,097          --           834           --        3,244
                                   -------  ---------  ------------  ------------  ----------  ----------
Net income (loss) ................  $  567    $   460     $ 2,166       $ 1,192      $(3,057)    $  1,328
                                   =======  =========  ============  ============  ==========  ==========

------------
(1) Reflects results of operations for the period from January 1, 1995 to the respective dates of acquisition.

Note: Certain reclassifications have been made to the historical results of acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statement of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               HISTORICAL
                                         -----------------------
                                                      ACQUIRED       PRO FORMA
                                            HFS       COMPANIES     ADJUSTMENTS     PRO FORMA
                                         ----------  -----------  ---------------  -----------
NET REVENUES
 Service fees...........................   $468,277    $569,204       $  11,835 (C)  $889,473
                                                                       (235,625)(D)
                                                                         75,782 (F)
 Other .................................     81,733      20,559          (6,000)(F)    81,451
                                                                        (14,841)(E)
 Equity in earnings of car rental
  operating company ....................         --          --           2,459 (F)     2,459
                                         ----------  -----------  ---------------  -----------
  Net revenues .........................    550,010     589,763        (166,390)      973,383
                                         ----------  -----------  ---------------  -----------
EXPENSES
 Marketing and reservation .............    130,728     107,290              --       238,018
 Selling, general and administrative
  (N)...................................    139,709     419,280         (41,804)(G)   289,822
                                                                       (227,363)(H)
 Depreciation and amortization .........     41,129      37,041          21,533 (I)    99,703
 Interest ..............................     22,194       4,993           9,743 (J)    36,930
 Other .................................     10,988       6,716            (345)(K)    17,359
                                         ----------  -----------  ---------------  -----------
  Total expenses .......................    344,748     575,320        (238,236)      681,832
                                         ----------  -----------  ---------------  -----------
Income before income taxes .............    205,262      14,443          71,846       291,551
Provision for income taxes .............     82,630      (7,966)         45,667 (L)   120,331
                                         ----------  -----------  ---------------  -----------
Net income (N) .........................   $122,632    $ 22,409       $  26,179      $171,220
                                         ==========  ===========  ===============  ===========
PER SHARE INFORMATION (PRIMARY)
 Net income (N).........................   $    .96                                  $   1.18
                                         ==========                                ===========
 Weighted average common and common
  equivalent shares outstanding.........    130,960                      16,510 (M)   147,470
                                         ==========               ===============  ===========
PER SHARE INFORMATION (FULLY DILUTED)
 Net income (N).........................   $    .96                                  $   1.18
                                         ==========                                ===========
 Weighted average common and common
  equivalent shares outstanding ........    131,684                      16,510 (M)   148,194
                                         ==========               ===============  ===========

------------
Note: Certain reclassifications have been made to the historical results of HFS and acquired companies to conform to HFS's pro forma classification.

See notes to pro forma consolidated balance sheet and statement of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                            OF ACQUIRED COMPANIES
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                                             HISTORICAL
                                       ------------------------------------------------------
                                                                                   OTHER
                                         AVIS, (1)                 COLDWELL       1996 (2)        TOTAL
                                        AS ADJUSTED      RCI      BANKER (2)    ACQUISITIONS    HISTORICAL
                                       -------------  ----------  -----------  --------------  ------------
NET REVENUES
 Service fees.........................     $26,871      $236,505    $295,478       $10,350        $569,204
 Other ...............................          --        14,841       4,067         1,651          20,559
                                       -------------  ----------  -----------  --------------  ------------
  Net revenues .......................      26,871       251,346     299,545        12,001         589,763
                                       -------------  ----------  -----------  --------------  ------------
EXPENSES
 Marketing and reservation ...........          --       107,290          --            --         107,290
 Selling, general and administrative .      20,173        75,524     312,348        11,235         419,280
 Depreciation and amortization  ......      14,247        13,352       9,021           421          37,041
 Interest ............................          --           345       3,155         1,493           4,993
 Other ...............................          --         5,440         512           764           6,716
                                       -------------  ----------  -----------  --------------  ------------
  Total expenses .....................      34,420       201,951     325,036        13,913         575,320
                                       -------------  ----------  -----------  --------------  ------------
Income (loss) before income taxes  ...      (7,549)       49,395     (25,491)       (1,912)         14,443
Provision (benefit) for income taxes            96         2,370     (10,432)           --          (7,966)
                                       -------------  ----------  -----------  --------------  ------------
Net income (loss) ....................     $(7,645)     $ 47,025    $(15,059)      $(1,912)       $ 22,409
                                       =============  ==========  ===========  ==============  ============

------------

(1) The historical financial statement of income of Avis, as adjusted, has been adjusted to include the historical operating results of Avis intended to be retained by HFS and the operating results of the Avis Car rental subsidiary, included in Other Revenue. The historical consolidated statement of income of Avis, Inc., as adjusted is for the nine months ended August 31, 1996. See Historical Consolidated Statement of Operations of Avis, Inc., as Adjusted for the nine months ended August 31, 1996.

(2) Reflects results of operations for the period from January 1, 1996 to the respective dates of acquisition.

Note: Certain reclassifications have been made to the historical results of acquired companies to conform to HFS's classification.

See notes to pro forma consolidated balance sheet and statement of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
                 HISTORICAL CONSOLIDATED STATEMENT OF INCOME
                          OF AVIS, INC., AS ADJUSTED
                  FOR THE NINE MONTHS ENDED AUGUST 31, 1996
                                (IN THOUSANDS)

                                                               ADJUSTMENTS
                                                    ----------------------------------
                                                                         ELIMINATION
                                                                        OF CAR RENTAL
                                                                          OPERATING         AVIS,
                                       HISTORICAL   RECLASSIFICATIONS      COMPANY       AS ADJUSTED
                                      ------------  -----------------  ---------------  -------------
REVENUES ............................   $1,490,709        (26,871)        $(1,463,838)      $    --
 Service fees........................           --         26,871                            26,871
                                      ------------  -----------------  ---------------  -------------
  Net revenues.......................    1,490,709             --          (1,463,838)       26,871
                                      ------------  -----------------  ---------------  -------------
EXPENSES
 Selling, general and administrative       975,769             --            (955,596)       20,173
 Depreciation and amortization  .....      333,147             --            (318,900)       14,247
 Interest ...........................      116,958             --            (116,958)           --
 Other ..............................           18             --                 (18)           --
                                      ------------  -----------------  ---------------  -------------
  Total expenses ....................    1,425,892             --          (1,391,472)       34,420
                                      ------------  -----------------  ---------------  -------------
Income (loss) before income taxes  ..       64,817             --             (72,366)       (7,549)
Provision for income taxes ..........       29,966             --             (29,870)           96
                                      ------------  -----------------  ---------------  -------------
Net income (loss)....................   $   34,851             --         $   (42,496)      $(7,645)
                                      ============  =================  ===============  =============


------------
Note: The reclassification adjustment made to the historical consolidated statement of income of Avis, Inc. is to present information technology services as "Service fees." The elimination of the car rental operating company is presented as a result of HFS's plan to undertake an initial public offering of a majority interest of 75 percent in the corporation which owns all company-owned Avis car rental operations (the "IPO Company"). HFS intends to substantially replace results of car rental operations with license fees from the IPO Company.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
               HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
                          OF OTHER 1996 ACQUISITIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                       CENTURY 21
                                        NORS (1)    TRAVELODGE (1)   ERA (1)      TOTAL
                                      ------------  --------------  ----------  ---------
NET REVENUES
 Service fees........................     $6,668          $688        $ 2,994     $10,350
 Other ..............................        449            --          1,202       1,651
                                      ------------  --------------  ----------  ---------
  Net revenues ......................      7,117           688          4,196      12,001
                                      ------------  --------------  ----------  ---------
EXPENSES
 Selling, general and administrative       7,566           552          3,117      11,235
 Depreciation and amortization  .....        285            --            136         421
 Interest ...........................          2            --          1,491       1,493
 Other ..............................         --            --            764         764
                                      ------------  --------------  ----------  ---------
  Total expenses ....................      7,853           552          5,508      13,913
                                      ------------  --------------  ----------  ---------
Income (loss) before income taxes  ..       (736)          136         (1,312)     (1,912)
Provision for income taxes ..........         --            --             --          --
                                      ------------  --------------  ----------  ---------
Net income (loss) ...................     $ (736)         $136        $(1,312)    $(1,912)
                                      ============  ==============  ==========  =========

------------
(1) Reflects results of operations for the period from January 1, 1996 to the respective date of acquisition.

Note: Certain reclassifications have been made to the historical results of Other 1996 Acquisitions to conform to HFS's classification.

See notes to pro forma consolidated balance sheet and statements of operations.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                           STATEMENTS OF OPERATIONS

A. ACQUISITION OF AVIS:

   At the time HFS acquired Avis, it had developed and announced a plan (the "Plan") to do the following:

   1. Retain certain assets acquired, including the reservation system, franchise agreements, trademarks and tradenames and certain liabilities.

   2. Segregate the assets used in the car rental operations in a separate subsidiary ("Car Rental Operating Company") and to dispose of approximately 75% interest in Car Rental Operating Company within one year through an initial public offering (IPO) of Car Rental Operating Company.

   3. Enter into a license agreement with Car Rental Operating Company for use of the trademarks and tradename and other franchise services.

   Based on the Plan, the purchase price for Avis has been allocated to the assets and liabilities acquired by HFS, including its investment in Car
Rental Operating Company based on their estimated fair values. The amount allocated to Car Rental Operating Company was based on the estimated valuation of the Car Rental Operating Company including the effect of royalty, reservation and information technology agreements with HFS. Under the plan, the Car Rental Operating Company will sell approximately a 75% interest at an assumed price of $225 million thereby diluting HFS' interest to 25%. All of the proceeds from the IPO will be retained by the Car Rental Operating Company. Pro forma adjustments consist of the elimination of certain acquired assets and assumed liabilities, net of the fair value ascribed to such assets and liabilities.

   The Company acquired Avis for the following consideration ($000's):

Cash consideration (i) ...........................................   $ 410,742
Issuance of approximately 4.6 million shares HFS common stock ....     320,843
ESOP liability (ii) ..............................................     100,930
                                                                   -----------
TOTAL PRO FORMA ACQUISITION COST..................................     832,515
                                                                   -----------
Fair value of net assets acquired:
 Historical book value of acquired company........................     356,635
 Elimination of net assets (liabilities) not acquired or assumed:
  Other assets....................................................      (9,614)
  Preferred stock--Avis...........................................      72,416
  Intangible assets--Avis.........................................    (499,143)
  Redeemable portion of common stock--ESOP........................     295,465
  Unearned compensation--ESOP.....................................    (257,751)
Fair value adjustments to assets acquired and liabilities
 assumed:
  Deferred income tax asset, net (iii)............................       5,200
  Property and equipment (iv) ....................................      58,172
  Investment in Car Rental Operating Company (v)..................       2,384
  Accrued acquisition obligations (vi)............................     (18,000)
  Other...........................................................         182
                                                                   -----------
FAIR VALUE OF IDENTIFIABLE NET ASSETS ACQUIRED....................       5,946
                                                                   -----------
 Intangible assets--Avis (vii)....................................   $ 826,569
                                                                   ===========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

A. ACQUISITION OF AVIS:  (Continued)

    In connection with the Company's fair value allocation of net assets to the Car Rental Operating Company, the estimated net worth of the Car Rental Operating Company was valued at $75 million. Such net worth and corresponding company investment in the Car Rental Operating Company was allocated as follows:

Historical net book value of car rental operating
 company.................................................   $72,616
Fair value adjustments to car rental operating company ..     2,384
                                                          ---------
                                                            $75,000
                                                          =========

   The condensed balance sheet of the Car Rental Operating Company including fair value adjustments at September 30, 1996 is as follows:

Vehicles..............................................   $ 2,567,517
Property and equipment................................       101,000
Deferred tax asset....................................       102,000
Excess of cost over fair value of net assets
 acquired.............................................       154,000
Debt..................................................    (2,488,651)
Property liability and property damage................      (215,135)
Other, net............................................      (145,731)
                                                       -------------
Stockholder's equity..................................   $    75,000
                                                       =============

   HFS' investment in Car Rental Operating Company of $75 million represents the estimated value of its 100% interest in the Car Rental Operating Company at the date of acquisition and is accounted for under the equity method since HFS' control is temporary based on the planned IPO of the Car Rental Operating Company. Upon completion of the IPO, the value of the Car Rental Operating Company is expected to increase to $300 million (with the $225 million of IPO proceeds retained by the Car Rental Operating Company) with HFS' interest at 25% equal to $75 million, its current investment balance. If the results of the IPO do not confirm the preliminary purchase price allocation for the investment in the Car Rental Operating Company, then such investment will be adjusted with a corresponding adjustment to Excess of cost over fair value of net assets acquired.

------------
(i) Cash consideration of $367.2 million was financed by the Second Quarter 1996 Offering. Cash consideration also includes: (a) a cash payment of $17.6 million made to General Motors Corporation ("GM"), representing the amount by which the value attributable under the Stock Purchase Agreement to the HFS Common Stock received by GM in the Avis Acquisition exceeded the proceeds realized upon the subsequent sale of such HFS Common Stock; and (b) payment of a $26 million bank facility termination fee by the Company in connection with the Avis acquisition.

(ii) The ESOP liability bears interest at LIBOR plus 20 basis points for a period commencing on the acquisition date to maturity which is primarily the earlier of three days after the sale of Company shares issued to the ESOP or the first anniversary of the acquisition.

(iii) The pro forma adjustment to deferred income taxes recorded in connection with the acquisition results from differences in the fair values of assets acquired and liabilities assumed and their respective income tax bases.

(iv) The adjustment to property and equipment is primarily attributable to the values ascribed to reservation equipment and related assets and to the Avis headquarters office in excess of historical cost.

(v) The adjustment to investment in car rental operating company reflects the net effect of push-down accounting adjustments which result in a $75 million fair value of the car rental operating company.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

A. ACQUISITION OF AVIS:  (Continued)

 (vi) Accrued acquisition obligations consist of professional fees ($3.7 million), investment banker fees ($8.0 million) and filing fees and other ($6.3 million).
(vii)   Intangible assets retained by HFS consist of the following:

                                                         (IN MILLIONS)
                                                        -------------
Avis trademark ........................................     $400.0
Reservation system and customer database ..............      109.0
Excess of cost over fair value of net assets acquired        317.6
                                                        -------------
                                                            $826.6
                                                        =============

   The pro forma adjustments include the elimination of Avis stockholders' equity and the issuance of approximately 4.6 million shares of HFS's common stock to finance the acquisition.

                                                         STOCKHOLDERS' EQUITY
                                           -----------------------------------------------
                                                               ($000'S)
                                           -----------------------------------------------
                                             ISSUANCE OF    ELIMINATON OF    ADJUSTMENT TO
                                                 HFS        STOCKHOLDERS'    STOCKHOLDERS'
                                             COMMON STK.       EQUITY           EQUITY
                                           -------------  ---------------  ---------------
Participating convertible preferred
 stock....................................    $     --        $(132,000)       $(132,000)
Common stock..............................          46             (290)            (244)
Additional paid-in capital................     320,797         (220,401)         100,396
Retained earnings.........................          --         (103,339)        (103,339)
Treasury stock............................          --          102,269          102,269
Foreign currency equity adjustment .......          --           (2,874)          (2,874)
                                           -------------  ---------------  ---------------
                                              $320,843        $(356,635)       $ (35,792)
                                           =============  ===============  ===============


B. ACQUISITION OF RCI:

   The purchase price for RCI has been allocated to assets acquired and liabilities assumed at their estimated fair values. Pro forma adjustments consist of the elimination of certain acquired assets and assumed liabilities, net of the fair value ascribed to such assets and liabilities.

HFS acquired RCI for the following consideration (000's):

 Cash consideration paid by HFS (i) ................................   $ 285,000
 Issuance of approximately one million shares of HFS common stock  .      75,000
                                                                     -----------
 HFS investment in RCI .............................................                $360,000
 Existing cash and securities retained by RCI shareholders (ii)  ...     265,000
                                                                     -----------
 Total consideration received by RCI shareholder ...................     625,000
                                                                     -----------
Fair value of net assets acquired:
 Historical book value of RCI ......................................      71,837
 Elimination of cash and securities retained by RCI shareholder
  (ii) .............................................................    (265,000)
 Fair value adjustment to assets acquired and liabilities assumed:
  Deferred income taxes--current (iv) ..............................      29,000
  Property and equipment (iii) .....................................     (32,125)
  Deferred income taxes--non-current (iv) ..........................      43,000
  Customer lists ...................................................     100,000
  Accrued acquisition obligations:
   --current........................................................     (10,557)
   --non-current....................................................     (20,000)
                                                                     -----------
Fair value of net liabilities assumed ..............................                 (83,845)
                                                                                  ----------
Excess of cost over fair value on net assets acquired  .............                $443,845
                                                                                  ==========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

B. ACQUISITION OF RCI:  (Continued)

------------
(i) Cash consideration paid by HFS was financed with borrowings under HFS's Revolving Credit Facilities.

(ii) Prior to the closing of the RCI acquisition, the former shareholder of RCI retained, in the form of a dividend, cash and securities from the RCI business comprised of $48.8 million in cash, $184.6 million in short-term securities and $31.6 million in long-term securities.

(iii) Primarily comprised of write-off of $24.1 million of capitalized costs associated with an information technology project terminated as of the acquisition date and an $8 million write-down of building and building improvements based upon fair market appraisals.

(iv) The pro forma adjustment to deferred income taxes reflects deferred tax assets that will be recognized upon termination of RCI's Subchapter S Corporation status for the temporary differences between fair value of unearned income liabilities assumed and the respective income tax bases. Prior to the acquisition, RCI was a Subchapter S Corporation for tax purposes, therefore it had not recorded any tax liabilities.

(v) HFS has recorded liabilities for charges to be incurred in connection with the restructuring of RCI operations. At the date of acquisition, November 12, 1996, HFS had formulated a preliminary plan that would result in the consolidation of facilities, involuntary termination and relocation of employees, and elimination of duplicative operating and overhead activities. The plan is in the early stages and is expected to be substantially complete in late 1997. The accrued acquisition liability recorded as part of the purchase price allocation consists of $9.9 million of personnel related costs, $6.9 million of facility related costs, $6.2 million of transaction costs and $7.5 million of other costs. In connection with the restructuring, HFS expects the reduction of approximately 250 employees.

(vi) Excess of cost over fair value of net assets acquired for pro forma balance sheet purposes is derived from the net book value of RCI at September 30, 1996. This differs from the excess of cost over fair value of net assets acquired determined at date of acquisition which is derived from the net book value at such date. The excess of cost over fair value of net assets acquired at date of acquisition of $477.7 million is used as the basis for adjustments in the pro forma statements of income (see Note I) for the year ended December 31, 1995 and nine month periods ended September 30, 1995 and 1996, respectively.

                                                                   STOCKHOLDERS' EQUITY
                                                      ----------------------------------------------
                                                       ISSUANCE OF   ELIMINATION OF   ADJUSTMENT TO
                                                         COMPANY     STOCKHOLDERS'    STOCKHOLDERS'
                                                       COMMON STK.       EQUITY          EQUITY
                                                      -------------  --------------  ---------------
Common stock.........................................     $    10        $     --        $     10
Additional paid-in capital...........................      66,965          (6,392)         60,573
Retained earnings....................................          --         (34,864)        (34,864)
Treasury stock.......................................       8,025              --           8,025
Net unrealized gain on available for sale
 securities..........................................          --         (20,784)        (20,784)
Foreign currency equity adjustment...................          --          (9,797)         (9,797)
                                                      -------------  --------------  ---------------
                                                          $75,000        $(71,837)       $  3,163
                                                      =============  ==============  ===============

   The pro forma adjustments include the elimination of RCI stockholders' equity and the issuance of approximately one million shares of HFS's common stock as partial consideration for RCI.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

C. SERVICE FEE REVENUE:

   The pro forma adjustment reflects the elimination of franchise revenue associated with discontinued Century 21 international based operations, the elimination of franchise revenue paid by the Century 21 NORS to Century 21 under sub-franchise agreements (offset against SG&A expense--see Note G) and the addition of franchise fees to be received under franchise contracts with owned brokerage offices upon contribution of the Owned Brokerage Business to the Trust. Pro forma adjustments to franchise revenue consists of the following:

                                                                   FOR THE NINE MONTHS
                                               FOR THE YEAR ENDED         ENDED
                                                  DECEMBER 31,        SEPTEMBER 30,
                                                      1995           1995       1996
                                               ------------------  ---------  ---------
Eliminate:
 Discontinued operations......................       $   (57)        $   (34)   $    --
 Century 21 revenue included as Century 21
  NORS SG&A...................................        (4,500)         (3,375)    (1,003)
Add:
 Franchise fees from Owned Brokerage
 Business.....................................        30,507          22,917     12,838
                                               ------------------  ---------  ---------
  Total.......................................       $25,950         $19,508    $11,835
                                               ==================  =========  =========

   The Franchise fees from the Owned Brokerage Business, which is based on the franchise contracts with the Trust, is calculated at a net of approximately 5.7% of gross commissions earned by the Owned Brokerage Business on sales of real estate properties. Gross commissions earned by the Owned Brokerage Business were $535.2 million, $411.8 million and $235.6 million for the year ended December 31, 1995, for the nine months ended September 30, 1995 and for the five months ended May 31, 1996 (January 1 through date of acquisition).

D. OWNED BROKERAGE BUSINESS REVENUE:

   The pro forma adjustment reflects the elimination of revenue generated from Coldwell Banker's 318 formerly owned brokerage offices. HFS contributed the net assets of the Owned Brokerage Business to the Trust upon consummation of the Coldwell Banker acquisition. The free cash flow of the Trust will be expended at the discretion of the trustees to enhance the growth of funds available for advertising and promotion.

E. OTHER REVENUE:

   The pro forma adjustment reflects the elimination of revenue associated with investment income generated from RCI cash and marketable securities which were issued in the form of a dividend to the former shareholder prior to consummation of the RCI acquisition.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

F. CAR RENTAL OPERATING COMPANY OPERATIONS:

   The pro forma adjustments are comprised of the following:

                                                      FOR THE YEAR                FOR THE NINE MONTHS ENDED
                                                         ENDED                          SEPTEMBER 30,
                                                      DECEMBER 31,      ----------------------------------------------
                                                          1995                   1995                   1996
                                                ----------------------  ----------------------  ----------------------
Historical income before taxes from Car Rental
 Operating Company.............................               $ 41,200                $ 21,652                $ 72,366
ADJUSTMENTS TO CAR RENTAL OPERATING COMPANY:
Elimination of historical expense associated
 with:
 Long-term incentive compensation plans
  eliminated in connection with the Avis
  Acquisition .................................   $  4,700                      --                $  9,302
 Depreciation and amortization ................     31,869                $ 23,208                  26,120
Addition of pro forma expenses associated
 with:
 Depreciation and amortization (i) ............    (18,279)                (13,709)                (13,709)
Increased financing costs (ii) ................     (8,004)     10,286      (4,714)      4,785      (1,549)     20,164
                                                ----------              ----------              ----------
HFS SERVICE FEE ADJUSTMENT:
 Service fees from franchised locations (iii)      (18,366)                (13,180)                (14,748)
 Reservation and information technology
  services (iv) ...............................     (9,700)                 (6,700)                 (9,800)
 Gross royalty payment to HFS from Avis (v) ...    (59,327)                (41,189)                (51,234)
                                                               (87,393)                (61,069)                (75,782)
                                                ----------  ----------  ----------  ----------  ----------  ----------
Adjusted income (loss) before taxes from car
 rental operating company .....................                (35,907)                (34,632)                 16,748
Provision (benefit) for income taxes  .........                (14,820)                (14,249)                  6,912
                                                            ----------              ----------              ----------
Adjusted net income (loss) from car rental
 operating company ............................                (21,087)                (20,383)                  9,836
HFS ownership percentage ......................                     25%                     25%                     25%
                                                            ----------              ----------              ----------
HFS' equity in earnings (loss) in car rental
 operating company ............................               $ (5,272)               $ (5,096)               $  2,459
                                                            ==========              ==========              ==========
(OTHER REVENUE ADJUSTMENT):
 Elimination of historical interest income
  related to cash consideration portion of
  Avis Acquisition (vi)........................               $     --                $     --                $  6,000
                                                            ==========              ==========              ==========

------------
(i) The estimated fair value of Avis property and equipment intended to be retained by the car rental company is $101.0 million, comprised primarily of furniture, fixtures, and leasehold improvements, which is amortized on a straight-line basis over the estimated useful lives, which average seven years. Excess of cost over fair value of net assets acquired by the Car Rental Operating Company is valued at $154 million and is amortized on a straight line basis over a benefit period of 40 years.

(ii) As a result of the merger between the Company and Avis, approximately $1 billion of tax-advantaged debt was repaid and replaced by a similar amount of non tax-advantaged debt. This resulted in an increase in interest rates, due to the loss of tax benefits from ESOP financing which were passed through from various lenders to Avis ($000's):

                                                   FOR THE NINE MONTHS
                                                          ENDED
                             FOR THE YEAR ENDED       SEPTEMBER 30,
                                DECEMBER 31,     ---------------------
                                    1995            1995        1996
                            ------------------  ----------  ----------
Add current facilities  ...      $ 129,472        $ 95,047    $ 97,854
Reverse former facilities         (121,468)        (90,333)    (96,305)
                            ------------------  ----------  ----------
Increased financing cost  .      $   8,004        $  4,714    $  1,549
                            ==================  ==========  ==========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

F. CAR RENTAL OPERATING COMPANY OPERATIONS:  (Continued)

(iii)   Reflects historical franchise fee revenue from third parties.

(iv) Subsequent to the IPO, HFS will retain and operate the telecommunications and computer processing system which services the Avis Car Rental Operating Company for reservations, rental agreement processing, accounting and fleet control. Pursuant to a planned contractual agreement with the Car Rental Operating Company, HFS will charge the Car Rental Operating cost plus thirty-five percent for services provided. The adjustment is calculated as follows:

                                                                   FOR THE NINE MONTHS
                                                                          ENDED
                                               FOR THE YEAR ENDED     SEPTEMBER 30,
                                                  DECEMBER 31,    --------------------
                                                      1995           1995       1996
                                              ------------------  ---------  ---------
Reservation and information technology costs
 incurred ...................................       $27,714         $19,143    $28,000
Markup percentage (cost plus 35%)............            35%             35%        35%
                                              ------------------  ---------  ---------
HFS Service Fees ............................       $ 9,700         $ 6,700    $ 9,800
                                              ==================  =========  =========

(v) In connection with the Company's plan to dispose of approximately 75% of the Car Rental Operating Company, the Company will enter into franchise, information technology and other agreements to provide services to the Car Rental Operating Company based on terms to be determined. The royalty payment to be made to HFS from the Car Rental Operating Company for use of the Avis trademarks and tradename is calculated at 3.5% of the revenues generated by the Car Rental Operating Company which is the net royalty percentage the Company expects to receive as a result of a planned contractual arrangement with the Avis Car Rental Operating Company subsequent to the IPO. Such payments are calculated as follows ($000's):

                                                                 FOR THE NINE MONTHS ENDED
                                             FOR THE YEAR ENDED        SEPTEMBER 30,
                                                DECEMBER 31,    --------------------------
                                                   1995             1995          1996
                                            ------------------  ------------  ------------
Revenues generated by Car Rental Operating
 Company...................................      $1,695,069       $1,176,831    $1,463,838
Royalty percentage.........................             3.5%             3.5%          3.5%
                                            ------------------  ------------  ------------
Royalty payment to HFS.....................      $   59,327       $   41,189    $   51,234
                                            ==================  ============  ============

(vi) The pro forma adjustment eliminates historical interest income on the portion of cash generated from the Second Quarter 1996 Offering which was used as consideration in the Avis Acquisition.

G. SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

   The pro forma adjustments reflects the elimination of royalty payments made by the Century 21 NORS to Century 21 under subfranchise agreements (offset against service fee revenue--See Note C) and the payment of Coldwell Banker stock options as a result of change in control provisions in connection with the acquisition of Coldwell Banker by HFS.

                                            FOR THE NINE MONTH
                                                   ENDED
                        FOR THE YEAR ENDED     SEPTEMBER 30,
                           DECEMBER 31,    ------------------
                               1995           1995      1996
                       ------------------  --------  --------
Franchise fees .......        $4,500         $3,375   $ 1,003
Stock option expense              --             --    40,801
                       ------------------  --------  --------
 Total................        $4,500         $3,375   $41,804
                       ==================  ========  ========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

H. SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

   The pro forma adjustment reflects the elimination of expenses associated with Coldwell Banker's formerly owned brokerage offices (See Note D). The majority of Owned Brokerage Business expenses are directly attributable to the business. Based on the Company's due diligence of Coldwell Banker Corporation and subsidiaries ("CB Consolidated") the Company determined that common expenses were allocated to the owned brokerage business based on a reasonable allocation method. Such allocations were based on the ratio of number of employees, the amount of space occupied and revenue generated relative to CB Consolidated in the aggregate and multiplied by corresponding common costs as appropriate to determine allocable expenses.

I. DEPRECIATION AND AMORTIZATION:

   The pro forma adjustment for depreciation and amortization is comprised of ($000's):

   For the year ended December 31, 1995:

                              CCI       CENTURY
                             MERGER       21           RCI
                           --------  -----------  -----------
Elimination of historical
 expense..................   $(529)     $ (5,217)   $(14,193)
Property, equipment and
 furniture and fixtures ..     100          534        7,294
Information data base ....     375           --           --
Intangible assets.........     289        4,540       21,942
                           --------  -----------  -----------
 Total....................   $ 235      $   (143)   $ 15,043
                           ========  ===========  ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                          COLDWELL      OTHER 1996
                               AVIS        BANKER      ACQUISITIONS      TOTAL
                           -----------  -----------  --------------  -----------
Elimination of historical
 expense..................   $(19,683)    $(22,425)      $(2,737)      $(64,784)
Property, equipment and
 furniture and fixtures ..      5,909        1,156           189         15,182
Information data base ....         --           --            --            375
Intangible assets.........     29,594       20,387         7,601         84,353
                           -----------  -----------  --------------  -----------
 Total....................   $ 15,820     $   (882)      $ 5,053       $ 35,126
                           ===========  ===========  ==============  ===========

   For the nine months ended September 30, 1995:

                              CCI       CENTURY
                             MERGER       21           RCI
                           --------  -----------  -----------
Elimination of historical
 expense..................   $(529)     $ (5,217)   $(12,698)
Property, equipment and
 furniture and fixtures ..     100          534        5,471
Information data base ....     375           --           --
Intangible assets.........     289        4,540       16,456
                           --------  -----------  -----------
 Total....................   $ 235      $   (143)   $  9,229
                           ========  ===========  ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                          COLDWELL      OTHER 1996
                               AVIS        BANKER      ACQUISITIONS      TOTAL
                           -----------  -----------  --------------  -----------
Elimination of historical
 expense..................   $(14,253)    $(17,272)      $(2,597)      $(52,566)
Property, equipment and
 furniture and fixtures ..      4,432          867            --         11,404
Information data base ....         --           --            --            375
Intangible assets.........     22,196       15,290         5,701         64,472
                           -----------  -----------  --------------  -----------
 Total....................   $ 12,375     $ (1,115)      $ 3,104       $ 23,685
                           ===========  ===========  ==============  ===========

   For the nine months ended September 30, 1996:

                                                       COLDWELL     OTHER 1996
                                RCI         AVIS        BANKER     ACQUISITIONS      TOTAL
                           -----------  -----------  ----------  --------------  -----------
Elimination of historical
 expense..................   $(13,352)    $(14,247)    $(9,021)       $ (421)      $(37,041)
Property, equipment and
 furniture and fixtures ..      5,471        4,432         482            --         10,385
Intangible assets.........     16,456       22,196       8,495         1,042         48,189
                           -----------  -----------  ----------  --------------  -----------
 Total....................   $  8,575     $ 12,381     $   (44)       $  621       $ 21,533
                           ===========  ===========  ==========  ==============  ===========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

I. DEPRECIATION AND AMORTIZATION:  (Continued)

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

 RCI

   The fair value of RCI's property and equipment is estimated at approximately $55.7 million and is amortized on a straight line basis over the estimated useful lives, ranging from seven to thirty years.

   RCI's intangible assets consist of customer lists and excess of cost over fair value of net assets acquired. The estimated fair value of RCI's customer lists are approximately $100 million and are amortized on a straight-line basis over the period to be benefited which is ten years. The fair value ascribed to customer lists is determined based on the historical renewal rates of RCI members. The fair value of excess of cost over fair value of net assets acquired is estimated at approximately $477.7 million and is determined to have a benefit period of forty years, which is based on RCI being a leading provider of services to the timeshare industry, which includes being the world's largest provider of timeshare exchange programs.

 Avis

   The estimated fair value of Avis' property and equipment intended to be retained by HFS is $96.0 million, comprised primarily of reservation equipment and related assets and to the Avis Headquarters office in excess of historical cost. Such property and equipment is amortized on a straight-line basis over the estimated benefit periods ranging from five to thirty years. Avis's intangible assets recorded by HFS (not applicable to car rental operating subsidiary) are comprised of the Avis trademark, a reservation system and customer data base, and excess of cost over fair value of net assets acquired. The estimated fair value of the Avis trademark is approximately $400 million and is amortized on a straight line basis over a benefit period of 40 years. The estimated fair value of the reservation system and customer data base are approximately 95.0 million and 14.0 million, respectively and are amortized on a straight line basis over the periods to be benefited which are 10 years and 6.5 years, respectively.

   The excess of cost over fair value of net assets acquired applicable to the allocated portion of the business to be retained by HFS is estimated at approximately $317.6 million and is determined to have a

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

I. DEPRECIATION AND AMORTIZATION:  (Continued)

benefit period of forty years, which is based on Avis' position as the second largest car rental system in the world, the recognition of its brand name in the car rental industry and the longevity of the car rental business.

 Coldwell Banker

   The estimated fair value of Coldwell Banker's property and equipment (excluding land) of $15.7 million, is amortized on a straight-line basis over the estimated benefit periods ranging from five to twenty-five years. Coldwell Banker's intangible assets are comprised of franchise agreements and excess of cost over fair value of net assets acquired. The franchise agreements with the brokerage offices comprising the Trust are valued independently of all other franchise agreements with Coldwell Banker affiliates. Franchise agreements within the Trust and independent of the Trust are valued at $218.5 million and $218.7 million, respectively and are amortized on a straight line basis over the respective benefit periods of forty years and thirty-five years, respectively. The benefit period associated with Trust franchise agreements was based upon a long history of gross commission sustained by the Trust. The benefit period associated with the Coldwell Banker affiliates' franchise agreements was based upon the historical profitability of such agreements and historical renewal rates. The excess of cost over fair value of net assets acquired is estimated at approximately $347.0 million and is determined to have a benefit period of forty years, which is based on Coldwell Banker's position as the largest gross revenue producing real estate company in North America, the recognition of its brand name in the real estate brokerage industry and the longevity of the real estate brokerage business.

 Other 1996 Acquisitions

   The estimated fair values of Other 1996 Acquisitions franchise agreements aggregate $61.0 million and are being amortized on a straight line basis over the periods to be benefited, which range from twelve to thirty years. The estimated fair values of Other Acquisitions excess of cost over fair value of net assets acquired aggregate $187.4 million and are each being amortized on a straight line basis over the periods to be benefited, which are forty years.

J. INTEREST EXPENSE:

                                                                      FOR THE NINE MONTHS
                                                 FOR THE YEAR ENDED          ENDED
                                                    DECEMBER 31,         SEPTEMBER 30,
                                                        1995            1995       1996
                                                ------------------  ----------  ---------
Elimination of historical interest expense of:
 Century 21....................................       $(2,904)        $(2,904)    $    --
 Other 1996 Acquisitions.......................        (3,323)         (1,871)     (1,493)
 RCI...........................................          (536)           (402)       (345)
Reversal of Coldwell Banker....................        (5,329)         (2,958)     (3,155)
Century 21.....................................         2,135           2,135          --
RCI............................................        17,955          13,466      13,466
Minority interest--preferred dividends ........         1,796           1,796          --
4 3/4%Notes to finance Other 1996
 Acquisitions..................................         8,595           6,446       1,270
                                                ------------------  ----------  ---------
  Total........................................       $18,389         $15,708     $ 9,743
                                                ==================  ==========  =========

 Century 21

   The pro forma adjustment reflects the recording of interest expense on $70 million of borrowings under HFS's revolving credit facility at an interest rate of approximately 6.0% which is the variable rate in effect on the date of borrowing. Borrowings represent the amount necessary to finance the initial cash purchase price net.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

J. INTEREST EXPENSE:  (Continued)

  Coldwell Banker

   The pro forma adjustment reflects the reversal of historical interest expense relating to the following ($000's):

                                                                          FOR THE NINE
                                                   FOR THE YEAR ENDED     MONTHS ENDED
                                                      DECEMBER 31,       SEPTEMBER 30,
                                                          1995           1995      1996
                                                   ------------------  --------  --------
Expense associated with the Owned Brokerage
 Business (i) ....................................        $  138         $   72    $ (179)
Expense associated with revolving credit facility
 borrowings which will be repaid with proceeds
 from offering (ii)...............................         5,191          2,886     3,334
                                                   ------------------  --------  --------
 Total............................................        $5,329         $2,958    $3,155
                                                   ==================  ========  ========

(i) HFS paid substantially all outstanding debt of Coldwell Banker Corporation and subsidiaries ("CB Consolidated") at the consummation date of the acquisition. Therefore, a determination as to the reasonableness of allocated CB Consolidated interest to the Owned Brokerage Business is unnecessary.

(ii) At the date of acquisition, HFS repaid $105 million of Coldwell Banker indebtedness which represented borrowings under a revolving credit facility at a variable rate of interest (LIBOR plus a margin ranging from .5% to 1.25%).

 RCI

   The pro forma adjustment reflects the recording of interest expense on $285 million of borrowings under HFS's revolving credit facilities at an interest rate of 6.3% which is the variable rate in effect on the date of borrowing. Borrowings represent the amount used as partial consideration in the RCI acquisition.

 Minority interest - Preferred dividends:

   The pro forma adjustment represents dividends on the redeemable Series A Adjustable Rate Preferred Stock of Century 21.

 4 3/4% Notes

   The pro forma adjustment reflects interest expense and amortization of deferred financing costs related to the February 22, 1996 issuance of the 4 3/4% Notes (5.0% effective interest rate) to the extent that such proceeds were used to finance the Acquisitions of ERA ($37.6 million), Travelodge ($39.3 million), and Century 21 NORS ($95.0 million).

 Effect of a 1/8% variance in variable interest rates

   As mentioned above, interest expense was incurred on borrowings under the Company's revolving credit facility which partially funded the acquisitions of Century 21 and RCI. The Company recorded interest expense using the variable interest rate in effect on the respective borrowing dates. The

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

J. INTEREST EXPENSE:  (Continued)

effect on pro forma net income assuming a 1/8% variance in the variable interest rate used to calculate interest expense is as follows ($000's):

                                        CENTURY 21    RCI     TOTAL
                                      ------------  ------  -------
Year Ended December 31, 1995.........      $26        $209    $235
Nine Months Ended September 30,
 1995................................       26         157     183
Nine Months Ended September 30,
 1996................................       --         157     157

------------
    The pro forma net income effects of a 1/8% variance in the interest rate has no impact on earnings per share for all periods presented.

K. OTHER EXPENSES:

   The pro forma adjustment eliminates charitable contributions made by the former stockholder of RCI and accounting, legal and other administrative expenses allocated to CCI, all of which would not have been incurred by the Company. Such expenses are summarized as follows ($000's):

                                                   FOR THE NINE
                                 FOR THE YEAR         MONTHS
                                     ENDED            ENDED
                               DECEMBER 31, 1995   1995    1996
                               -----------------  ------  ------
RCI Charitable Contributions         $1,200         $303    $345
CCI Administrative Expenses  .          399          399      --
                               -----------------  ------  ------
                                     $1,599         $702    $345
                               =================  ======  ======

L. INCOME TAXES:

   The pro forma adjustment to income taxes is comprised of ($000's):

                                                                      FOR THE NINE MONTHS
                                                FOR THE YEAR ENDED           ENDED
                                                   DECEMBER 31,          SEPTEMBER 30,
                                                       1995            1995         1996
                                                ------------------  -----------  -----------
Reversal of historical (provision) benefit of:
 Company.......................................       $(55,175)       $(41,820)    $(82,630)
 CCI...........................................           (313)           (313)          --
 Century 21....................................         (2,097)         (2,097)          --
 RCI...........................................         (4,464)         (1,940)      (2,370)
 Avis..........................................         (4,100)            (18)         (96)
 Coldwell Banker...............................        (24,385)        (16,422)      10,432
 Travelodge....................................         (1,132)           (834)          --
Pro forma provision............................        112,395          78,935      120,331
                                                ------------------  -----------  -----------
  Total........................................       $ 20,729        $ 15,491     $ 45,667
                                                ==================  ===========  ===========

   The pro forma effective tax rates are approximately 1% higher than HFS's historical effective tax rates due to non-deductible excess of cost over fair value of net assets required to be recorded in connection with the acquisitions of Avis and RCI. The pro forma provisions for taxes were computed using pro forma pre-tax amounts and the provisions of Statement of Financial Accounting Standards No. 109.

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

M. WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:

   The pro forma adjustment to weighted average shares consists of the following (000's):

                                                                                    FOR THE NINE
                                                  ISSUANCE    FOR THE YEAR ENDED    MONTHS ENDED
                                                  PRICE PER      DECEMBER 31,       SEPTEMBER 30,
                                                    SHARE            1995           1995     1996
                                                 -----------  ------------------  --------  -------
CCI (including dilutive impact of warrants)(1) .    $15.30              896          1,180       --
Century 21 (2) .................................    $49.88            2,334          3,120       --
Avis Offering (3) ..............................    $74.06            4,569          4,569    4,569
RCI (4) ........................................    $75.00            1,000          1,000    1,000
Second Quarter 1996 Offering--Coldwell Banker
 (5) ...........................................    $59.99           12,838         12,838    7,122
Second Quarter 1996 Offering--Avis (6)  ........    $59.99            6,121          6,121    3,401
Century 21 NORS (7) ............................    $49.83              923            923      418
                                                              ------------------  --------  -------
 Total..........................................                     28,681         29,751   16,510
                                                              ==================  ========  =======

(1)    Date of Acquisition, May 11, 1995
(2)    Date of Acquisition, August 1, 1995
(3)    Date of Acquisition, October 17, 1996
(4)    Date of Acquisition, November 12, 1996
(5)    Date of Acquisition, May 31, 1996
(6)    Date of Acquisition, October 17, 1996
(7)    Date of Acquisition, April 3, 1996

   The unaudited Pro Forma Consolidated Statements of Operations are presented as if the acquisitions took place at the beginning of the periods presented; thus, the stock issuances and warrants assumed referred to above are considered outstanding as of the beginning of the period for purposes of per share calculations.

N. ESTIMATED SELLING GENERAL AND ADMINISTRATIVE COST SAVINGS:

   In connection with its acquisitions, HFS developed related business plans to restructure each of the respective acquired companies which will result in future cost savings subsequent to the acquisitions. HFS restructuring plans in each case were developed prior to the consummation of the respective acquisitons and were implemented concurrent with the consummation of the acquistions. Restructuring plans included the involuntary termination and relocation of employees, the consolidation and closing of facilities and the elimination of duplicative operating and overhead activities. Pursuant to HFS' specific restructuring plans, certain selling, general and administrative expenses may not be incurred subsequent to each acquisition that existed prior to consummation. In addition, there are incremental costs in the conduct of activities of the acquired companies prior to the acquistions that may not be incurred subsequent to consummation and have no future economic benefit to HFS. The estimated cost savings that HFS believes would have been attained had its acquisitions occurred on January 1, 1995 and the related impact of such cost savings on pro forma net income and net income per share are not reflected in the pro forma consolidated statements of income, but are presented below ($000's):

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

N. ESTIMATED SELLING GENERAL AND ADMINISTRATIVE COST SAVINGS:  (Continued)

    For the year ended December 31, 1995:

                       CENTURY              COLDWELL
                         21        RCI       BANKER
                     ---------  --------  ----------
Payroll and
 related............   $10,885    $1,198    $10,682
Professional........     2,693     1,000      1,500
Occupancy...........     3,628        --         --
Other...............     3,128     2,900     (1,517)
                     ---------  --------  ----------
 Total..............   $20,334    $5,098    $10,665
                     =========  ========  ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                       CENTURY 21
                          NORS       TRAVELODGE     ERA       TOTAL
                     ------------  ------------  --------  ---------
Payroll and
 related............    $ 7,706        $1,110      $7,236    $38,817
Professional........      1,486           154         387      7,220
Occupancy...........      2,754           186       1,172      7,740
Other...............      2,326           167       1,036      8,040
                     ------------  ------------  --------  ---------
 Total..............    $14,272        $1,617      $9,831    $61,817
                     ============  ============  ========  =========

   For the nine months ended September 30, 1995:

                       CENTURY              COLDWELL
                         21        RCI       BANKER
                     ---------  --------  ----------
Payroll and
 related............   $10,885    $  914    $ 9,830
Professional........     2,693       750      1,573
Occupancy...........     3,628        --         --
Other...............     3,128     1,275     (1,072)
                     ---------  --------  ----------
 Total..............   $20,334    $2,939    $10,331
                     =========  ========  ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                       CENTURY 21
                          NORS       TRAVELODGE     ERA       TOTAL
                     ------------  ------------  --------  ---------
Payroll and
 related............     $5,354         $502       $1,526    $29,011
Professional........      1,063           70           --      6,149
Occupancy...........      1,944           84          666      6,322
Other...............      1,528           74          983      5,916
                     ------------  ------------  --------  ---------
 Total..............     $9,889         $730       $3,175    $47,398
                     ============  ============  ========  =========

   For the nine months ended September 30, 1996:

                                 COLDWELL    CENTURY 21
                        RCI       BANKER        NORS
                     --------  ----------  ------------
Payroll and
 related............   $  880     $5,462       $2,425
Professional........      750      1,055          705
Occupancy...........       --         --          604
Other...............    1,333       (604)       1,069
                     --------  ----------  ------------
 Total..............   $2,963     $5,913       $4,803
                     ========  ==========  ============

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                       TRAVELODGE    ERA     TOTAL
                     ------------  ------  --------
Payroll and
 related............      $25        $222   $ 9,014
Professional........        4          --     2,514
Occupancy...........        4         102       710
Other...............        4         157     1,959
                     ------------  ------  --------
 Total..............      $37        $481   $14,197
                     ============  ======  ========

                      HFS INCORPORATED AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AND
                    STATEMENTS OF OPERATIONS--(CONTINUED)

N. ESTIMATED SELLING GENERAL AND ADMINISTRATIVE COST SAVINGS:  (Continued)

    The impact on pro forma net income and net income per share of the estimated SG&A cost savings are as follows:

                                                             FOR THE NINE-MONTH
                                       FOR THE YEAR ENDED          ENDED
                                          DECEMBER 31,         SEPTEMBER 30,
                                       ------------------  ----------------------
                                              1995            1995        1996
                                       ------------------  ----------  ----------
Income before taxes, as reported  ....       $272,320        $191,253    $291,551
SG&A adjustments .....................         61,817          47,398      14,197
Income before taxes, as adjusted  ....        334,137         238,651     305,748
Income taxes .........................        137,908          98,497     126,190
                                       ------------------  ----------  ----------
Net income, as adjusted ..............       $196,229        $140,154    $179,558
                                       ==================  ==========  ==========
Net income per share (primary):
 As adjusted .........................       $   1.41        $   1.03    $   1.24
                                       ==================  ==========  ==========
 As reported .........................       $   1.15        $    .83    $   1.18
                                       ==================  ==========  ==========
Net income per share (fully diluted):
 As adjusted .........................       $   1.39        $   1.01    $   1.23
                                       ==================  ==========  ==========
 As reported .........................       $   1.14        $    .82    $   1.18
                                       ==================  ==========  ==========

O. ACCRUED ACQUISITION LIABILITIES:

   The Company has recorded liabilities for charges to be incurred in connection with the restructuring of acquired Century 21, Century 21 NORS, ERA and Coldwell Banker operations. These acquisitions were consummated in 1995 and 1996 and resulted in the consolidation of facilities, involuntary termination and relocation of employees, and elimination of duplicative operating and overhead activities. The following table provides details of these charges by type. At September 30, 1996 the Company was substantially complete with its restructuring Plan.

                                       CENTURY 21               COLDWELL
                         CENTURY 21       NORS         ERA       BANKER
                       ------------  ------------  ---------   ----------
Personnel related  ...    $12,647        $1,720      $ 8,000     $4,237
Facility related  ....     16,511         2,293        1,558      5,491
Other costs ..........        990           711          501        211
                       ------------  ------------  ---------   ----------
Total.................    $30,148        $4,724      $10,059     $9,939
                       ============  ============  =========   ==========
Terminated employees          325

   Personnel related charges include termination benefits such as severance, wage continuation, medical and other benefits. Facility related costs include contract and lease terminations, temporary storage and relocation costs associated with assets to be disposed of, and other charges incurred in the consolidation of excess office space. Through September 30, 1996 approximately $25.6 million, $2.5 million, $4.6 million and $2.9 million were paid by Century 21, Century 21 NORS, ERA and Coldwell Banker, respectively and charged against the restructuring liability.

P. TRUST CONTRIBUTION

   Included in HFS historical SG&A for the nine months ended September 30, 1996, is a $5 million charge associated with the Company's contribution of the Owned Brokerage Business to the Trust. The charge represents the fair value of the Owned Brokerage Business based upon a valuation which considered earnings, cash flow, assets and business prospects of the contributed business.

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