Form 10-K
period 1996-12-31
HFS INC
filed 1997-03-31
CIK 891104

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                         COMMISSION FILE NO. 1-11402

                                --------------

                               HFS INCORPORATED
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                            22-3059335
         (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)         Identification Number)

                6 SYLVAN WAY
            PARSIPPANY, NEW JERSEY                      07054
   (Address of principal executive office)            (Zip Code)
                                --------------

                                (201) 428-9700
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
----------------------------------------  ---------------------------
       Common Stock, Par Value $.01          New York Stock Exchange
       5 7/8% Senior Notes due 1998          New York Stock Exchange
 4 1/2% Convertible Senior Notes due 1999    New York Stock Exchange
 4 3/4% Convertible Senior Notes due 2003    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 21, 1997, was $8,313,021,101.

   The number of shares outstanding of each of the Registrant's classes of common stock was 127,628,756 shares of Common Stock outstanding as at March 21, 1997.

                                --------------

===============================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

   HFS Incorporated (the "Registrant", which, together with its subsidiaries is herein called collectively the "Company") is a global services provider. The Company provides services to consumers through intermediaries in the travel and real estate industries. In the travel industry, the Company, through its subsidiaries, franchises hotels primarily in the mid-priced and economy markets and is the world's largest hotel franchisor. Additionally, the Company owns Avis, Inc. ("Avis"), currently the parent company of one of the world's largest car rental systems and owns Resort Condominiums International, Inc. ("RCI"), the world's largest timeshare exchange organization.

   In the residential real estate industry, the Company, through its subsidiaries, franchises real estate brokerage offices and is the world's largest real estate brokerage franchisor. Additionally, the Company provides relocation services, offering relocation clients a variety of services in connection with the transfer of a client's employees.

   As a franchisor of hotels, residential real estate brokerage offices, and car rental operations, the Company licenses the owners and operators of independent businesses to use the Company's brand names. The Company does not own or operate hotels or real estate brokerage offices. Instead, the Company provides its franchisee customers with services designed to increase their revenue and profitability. These services allow customers to retain independence and local control while benefiting from the economies of scale of widely promoted brand names and standards of service, national and regional direct marketing and co-marketing arrangements and global procurement. The most important of these services for hotel owners are access to a national reservation system, national advertising and promotional campaigns, co-marketing programs, and volume purchasing discounts. The most significant services to real estate brokerages are national advertising and promotional campaigns, referrals, and training. The most significant services to car rental locations are national advertising and promotional campaigns, co-marketing and public relations programs and access to an on-line real-time data processing, reservations and information system which connects more than 2,000 Avis locations throughout the United States, Canada, Europe and a number of other countries. The Company believes significant opportunities exist to expand the co-marketing and volume purchasing benefits that it currently provides to its franchisees.

THE TRAVEL INDUSTRY

   Hotel Franchising. The Company operates eight national hotel franchise systems: Days Inn(Registered Trademark) Ramada(Registered Trademark) (in the United States), Howard Johnson(Registered Trademark), Super 8(Registered Trademark), Travelodge(Registered Trademark) (in North America), Villager Lodge(Registered Trademark), Knights Inn(Registered Trademark) and Wingate Inn(Registered Trademark). In aggregate, these franchise systems consist of approximately 5,400 properties and 495,000 hotel rooms worldwide.

   Car Rental Operations. The Company owns Avis, Inc. ("Avis"), which it acquired on October 17, 1996 (the "Date of Acquisition") for approximately $800 million in cash and Company common stock. Avis, together with its subsidiaries, licensees and affiliates, operates the "Avis System", which consists of approximately 4,200 worldwide locations, including locations at most major airports as well as downtown locations in major cities in the United States and in approximately 160 countries and territories. Pursuant to a plan developed by the Company prior to the Date of Acquisition, the Company will cause the car rental operation subsidiary of Avis (the "Avis Operating Company") to undertake an initial public offering within one year of the Date of Acquisition, which will reduce the Company's equity interest in the Avis Operating Company to 25%. The Company will continue to own and operate the reservation system as well as the telecommunications and computer processing systems which service the rental car operations for reservations, rental agreement processing, accounting and vehicle control. The Company charges a fee to the Avis Operating Company for such services. In addition, the Company will retain the Avis trade name and charge the rental car operations a franchise fee for the use of the Avis name.

   Timeshare Exchange. The Company operates Resort Condominiums International, Inc. ("RCI"), which it acquired on November 12, 1996 for approximately $412 million in cash, $75 million in the Company's common stock ("Company Common Stock") and up to $200 million in contingent cash payments. RCI provides timeshare exchange programs for approximately 2.2 million timeshare owners and approximately 3,100 resorts around the world and furnishes travel-related services, integrated software systems and resort management and consulting services to the timeshare industry.

THE REAL ESTATE INDUSTRY

   Real Estate Brokerage Franchising. The Company operates the CENTURY 21(Registered Trademark), Coldwell Banker(Registered Trademark) and Electronic Realty Associates(Registered Trademark) (ERA(Registered Trademark)) real estate brokerage franchise systems, which it acquired on August 1, 1995, May 31, 1996 and February 12, 1996, respectively. The CENTURY 21, Coldwell Banker and ERA franchise systems are the world's largest, third largest and fourth largest residential real estate brokerage franchise systems, with an aggregate of more than 11,300 independently owned and operated franchised offices located worldwide.

   Relocation Services. The Company operates the Coldwell Banker corporate employee relocation business, which the Company estimates is the second largest provider and, following the integration of the corporate relocation business of PHH Corporation (discussed below) will be the largest provider, of corporate relocation services in the United States based on the number of transferred employees assisted. The Coldwell Banker corporate employee relocation services business offers its relocation clients a variety of services in connection with the transfer of its clients' employees. These services include the selling of a transferee's home, appraisals, inspections, assistance in finding a new home, property marketing advice, rental assistance, equity advances, purchasing a transferee's home at the appraised value when no higher bid is obtained, educational and school placement counseling, career counseling, spouse/partner employment assistance and group move services.

PROPOSED ACQUISITIONS

   PHH Corporation -- General. In April 1997, the Company expects to complete its acquisition of all of the outstanding shares of the common stock of PHH Corporation ("PHH") for approximately $1.7 billion in Company Common Stock. Based in Hunt Valley, Maryland, PHH provides a broad range of integrated management services, expense management programs and mortgage services to more than 3,000 major clients, including many of the world's largest corporations, as well as government agencies and affinity groups. Its primary business service segments consist of vehicle management, real estate and mortgage services.

   PHH Corporation -- Travel Industry. PHH is the second world's largest provider in North America of comprehensive vehicle management services (which include the management, purchase, leasing and resale of vehicles for corporate clients and government agencies, including fuel and expense management programs and other fee-based services) and is the market leader in the United Kingdom among the four major nationwide providers of fuel card services and the six major nationwide providers of vehicle management services.

   PHH Corporation -- Real Estate Industry. PHH is the largest provider of real estate relocation services (similar to those provided by Coldwell Banker) to corporate and government clients and to members of affinity groups. Through PHH Mortgage Services Corporation ("PHH Mortgage"), PHH originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. PHH Mortgage is the twelfth largest originator of residential first mortgage loans in the United States.

   Value Rent-A-Car. On March 3, 1997, the Company announced that it had reached an agreement in principle to acquire Value-Rent-A-Car, Inc. ("Value") from Mitsubishi Motor Sales of America for $175 million in cash. Consummation of the transaction is subject to the satisfaction of customary conditions, including without limitation, negotiation and execution of definitive documentation and approval of the respective boards of directors. There can be no assurance that any such transaction between Mitsubishi and the Company will be consummated.
                                    * * *

   The Company continually explores and conducts discussions with regard to acquisitions and other strategic corporate transactions in its industries and in other franchise, franchisable or service businesses. As part of this regular on-going evaluation of acquisition opportunities, the Company currently is engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of Company Common Stock (which would increase the number of shares of Company Common Stock outstanding) or other securities of the Company, borrowings, or a combination thereof. Prior to consummating any such possible acquisitions, the Company, among other things, will need to initiate and complete satisfactorily its due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, the Company has been involved in both relatively small acquisitions and acquisitions which have been significant, including the acquisition of PHH for approximately $1.7 billion, the acquisition of RCI for approximately $487 million and the acquisition of Avis for approximately $800 million.

   Financial information about the Company's industry segments may be found in Notes 1A and 15 to the Company's consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. Except where expressly noted, information herein does not include information on or with respect to PHH, Value or their respective businesses.

   Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses; and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

   The Company's principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: (201) 428-9700).

                             THE TRAVEL INDUSTRY

THE LODGING FRANCHISE BUSINESS

GENERAL

   The lodging industry can be divided into three broad segments based on price and services: luxury or upscale, which typically charge room rates above $78 per night; middle market, with room rates generally between $52 and $77 per night; and economy, where rates generally are less than $52 per night. Of the brand names franchised by the Company, Ramada, Howard Johnson and Wingate Inn properties compete principally in the middle market segment and Days Inn, Knights Inn, Super 8, Travelodge and Villager Lodge properties compete primarily in the economy segment, which is currently the fastest growing segment of the industry.

   As franchisor of lodging facilities, the Company provides a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability, the most important of which is a centralized brand-specific national reservations system. Similarly, brand awareness derived from nationally recognized brand names, supported by national advertising and marketing campaigns, can increase the desirability of a hotel property to prospective guests. The Company believes that, in general, national franchise brands with a greater number of hotels enjoy greater brand awareness among potential hotel guests, and thus are perceived as more valuable by existing and prospective franchisees than brands with a lesser number of properties. Franchise brands can also increase franchisee property occupancy through national direct sales programs to corporations, associations and affinity groups.

   In determining whether to affiliate with a national franchise brand, hotel operators compare the costs of affiliation (including the capital expenditures and operating costs required to meet a brand's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs) with the increase in gross room revenue anticipated to be derived from brand membership. Other benefits to brand affiliation include group purchasing services, training programs, design and construction advice, and other franchisee support services, all of which provide the benefits of a national lodging services organization to operators of independently-owned hotels. The Company believes that, in general, franchise affiliations are viewed as enhancing the value of a hotel property by providing economic benefits to the property.

   Since the Company's organization in mid-1990, the Company has experienced significant growth in revenue, net income and earnings per share. A significant portion of these gains has been achieved through a series of acquisitions of hotel franchise chains. The Company commenced operations in July 1990 with the acquisition of the Howard Johnson franchise system and the rights to operate the U.S. Ramada franchise system. The Company acquired the Days Inn franchise system in 1992, the Super 8 franchise system and substantially all of the assets of the Park Inn International(Registered Trademark) franchise system in the U.S. and Canada in 1993 (and which the Company recently sold--See "Recent Acquisitions and Divestitures"), the Villager Lodge franchise system in 1994, the Knights Inn franchise system in August 1995 and the Travelodge franchise system in January 1996. Each of these acquisitions has increased the Company's earnings per share. The Company continues actively to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upper end of the market, where the Company is not currently represented. See "Lodging Franchise Growth" below.

   The fee and cost structure of the Company's business provides significant opportunities for the Company to increase earnings by increasing the number of franchised properties. Hotel franchisors such as the Company derive substantially all of their revenue from franchise fees. Franchise fees are comprised of two components, a royalty portion and a marketing and reservations portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room sales. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing and reservations portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a national reservations system, national media advertising and certain training programs.

   The Company's franchisees are dispersed geographically which minimizes the exposure to any one hotel owner or geographic region. Of the approximately 5,400 properties and 3,400 franchisees in the Company's systems, no individual hotel owner accounts for more than 2% of the Company's lodging revenue.

   Recent Acquisitions and Divestitures. On January 23, 1996, the Company purchased from Forte Hotels, Inc. ("FHI"), for a price of approximately $39 million, the assets comprising the Travelodge hotel franchise system in North America, including the Travelodge and Thriftlodge(Registered Trademark) service marks, franchise agreements covering 311 hotels having an aggregate of approximately 27,800 rooms and a license agreement with FHI granting to FHI the right to use the Travelodge service mark in the operation of 96 hotels (having an aggregate of 5,170 rooms) owned by joint ventures in which FHI owns an interest. Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc. ("MOA") purchased from FHI 20 motels subject to Travelodge franchises for a price of $32.3 million, and Chartwell Leisure Inc. (formerly known as National Gaming Corp. and National Lodging Corp.) ("Chartwell") purchased from Forte USA, Inc. all of the capital stock of FHI for a price of approximately $98.4 million. In connection with such acquisition by Chartwell, the Company has guaranteed $75 million of borrowings by Chartwell under a $125 million revolving credit facility entered into by Chartwell with certain banks for which the Company is to be paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company. The guarantee was made pursuant to an existing financing agreement between the Company and Chartwell which was modified to accommodate the FHI transaction. It is anticipated that such guarantee will be terminated upon Chartwell's refinancing of the underlying bank facility. Chartwell paid the Company an advisory fee of approximately $2 million for services in connection with the FHI transaction. The Company also loaned $10 million to a subsidiary of MOA under a $10 million revolving credit arrangement to finance the purchase from FHI of the motels described above. The loan bears interest at a rate of 14% per annum, is guaranteed by a parent of MOA and is secured by approximately 80% of the outstanding common stock of MOA.

   On October 28, 1996, the Company sold Park Inns International, Inc., which franchises the 46-hotel, 6,053 rooms, Park Inn International franchise system in the United States to Park Inn International Worldwide Hotel Group ("Park Group") for $2.2 million, and recognized a pre-tax gain of approximately $0.6 million. Park Group had previously owned and operated this domestic lodging chain prior to selling it to the Company in June 1993.

   Preliminary Understanding with Hilton Hotels Corporation. On January 27, 1997, Hilton Hotels Corporation announced, in connection with its pending tender offer for the outstanding common stock of ITT Corporation ("ITT"), that it had reached a preliminary understanding with the Company under which, subject to Hilton's acquisition of ITT, the Company would license, on a long-term basis, the Sheraton trademark, franchise system and management agreements. Any such transaction is subject to Hilton's acquisition of ITT, as well as to the negotiation of definitive agreements relating to such license. There can be no assurance that Hilton's attempt to acquire ITT will be successful or that any transaction between Hilton and the Company will be consummated.

LODGING FRANCHISE GROWTH

   Growth of the franchise systems through the sale of long-term franchise contracts to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in the Company's lodging franchise business. Franchises are terminated primarily for not paying the required franchise fees and/or not maintaining compliance with brand quality assurance standards required pursuant to the applicable franchise agreement.

   The following table demonstrates the growth of the Company's combined lodging franchise systems. Data reflects hotels in operation as of the end of the specified fiscal period and does not reflect the backlog of executed franchise agreements which represent properties preparing to join the specified franchise system.

                  HOTEL PROPERTIES IN THE FRANCHISE SYSTEMS

                                  PROPERTIES     ROOMS
                                ------------  ----------
Balances at December 31, 1991       1,059       151,704
Acquired--1992 ................     1,220       133,127
Openings--1992 ................       303        27,179
Terminations--1992 ............      (116)      (15,437)
                                ------------  ----------
Balances at December 31, 1992       2,466       296,573
% change from 1991 ............     132.9%         95.5%
Acquired--1993 ................     1,010        64,215
Openings--1993 ................       495        49,569
Terminations--1993 ............      (188)      (26,426)
                                ------------  ----------
Balances at December 31, 1993       3,783       383,931
% change from 1992 ............      53.4%         29.5%
Acquired--1994 ................        10         1,173
Openings--1994 ................       584        52,109
Terminations--1994 ............      (148)      (20,928)
                                ------------  ----------
Balances at December 31, 1994       4,229       416,285
% change from 1993 ............      11.8%          8.4%
Acquired--1995 ................       113         9,780
Openings--1995 ................       575        53,500
Terminations--1995 ............      (314)      (39,603)
                                ------------  ----------
Balances at December 31, 1995       4,603       439,962
% change from 1994 ............       8.8%          5.7%
Acquired--1996 ................       364        30,274
Openings--1996 ................       753        64,232
Sold--1996 ....................       (46)       (6,053)
Terminations--1996 ............      (277)      (33,200)
                                ------------  ----------
Balances at December 31, 1996       5,397       495,215
% change from 1995 ............      17.2%         12.6%

LODGING FRANCHISE SALES

   The Company markets franchises principally to independent hotel and motel owners, as well as to owners whose properties are affiliated with other hotel brands. The Company believes that its existing franchisees also represent a significant potential market because many own, or may own in the future, other hotels which can be converted to the Company's brand names. Accordingly, a significant factor in the Company's sales strategy is maintaining the satisfaction of its existing franchisees by providing quality services.

   The Company employs a national franchise sales force consisting of approximately 80 salespeople and sales management personnel, which is divided into several brand-specific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of the Company's brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for referrals which result in a franchise sale.

   There are three major steps in the franchising process: (i) identifying potential franchisees, (ii) executing the franchise contract and (iii) opening the property. Identification of opportunities is the responsibility of the franchise sales force. Executed agreements create the backlog that results in property openings. The Company executed 1,166 and 983 lodging franchise agreements in 1996 and 1995, respectively. As of December 31, 1996 and December 31, 1995, there were 786 and 682 executed contracts, representing 61,325 and 55,864 rooms, respectively, in the backlog for the Company's lodging franchise systems. Approximately 28% of the executed contracts outstanding during 1996 were terminated before the related lodging facility opened as a franchised facility.

   The Company seeks to expand its franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with internationally based developers and franchisors. As of December 31, 1996, the Company's franchising subsidiaries (other than Ramada) have entered into international master licensing agreements for some or all of 46 countries on six continents. The agreements typically include minimum development requirements and require an initial license fee upon execution of the license agreements as well as recurring franchise fees.

LODGING FRANCHISE SYSTEMS

   The following is a summary description of the principal lodging franchise systems operated by the Company. Information reflects properties which are open and operating and is presented as of December 31, 1996.

                                    AVG.
                 PRIMARY MARKET   ROOMS PER       # OF        # OF        DOMESTIC/
     BRAND           SERVED       PROPERTY     PROPERTIES     ROOMS     INTERNATIONAL*
--------------  --------------  -----------  ------------  ---------  ----------------
Days Inn....... Lower Economy         92         1,736       159,976  International(1)
Howard
 Johnson....... Mid-market           109           506        55,297  International(1)
Knights Inn.... Lower Economy         88           190        16,720  International(2)
Ramada......... Mid-market           139           861       119,477  Domestic
Super 8........ Economy               61         1,500        92,174  International(2)
Travelodge..... Upper Economy         81           511        41,520  Domestic(1)(4)
Villager
 Lodge......... Lower Economy         78            53         4,136  International(3)
Wingate........ Mid-market            96             5           482  International(3)

------------
*      Description of rights owned or licensed.
(1)    Includes properties in Mexico and Canada.
(2)    Includes properties in Canada.
(3)    No international properties currently open and operating.
(4)    Rights include all of North America.

OPERATIONS -- LODGING

   The Company's organization is designed to provide a high level of service to its franchisees while maintaining a controlled level of overhead expense. In the lodging segment, expenses related to marketing and reservations services are budgeted to match marketing and reservation fees each year.

   National Reservations Systems. Unlike other franchise businesses (such as restaurants), the lodging business is characterized by remote purchasing through travel agencies and through use by consumers of toll-free telephone numbers. Each of the Company's reservations systems is independently operated, focusing on its specific brand and franchise system, and is comprised of one or more nationally advertised toll-free telephone numbers, reservations agents who accept inbound calls, a computer operation that processes reservations, and automated links which accept reservations from travel agents and other travel providers, such as airlines, and which report reservations made through the system to each franchisee property. Each reservations agent handles reservation requests and inquiries for only one of the Company's franchise systems and there is no "cross selling" of franchise systems. The Company maintains eight reservations centers that are located in Knoxville and Elizabethton, Tennessee; Phoenix, Arizona; Oklahoma City, Oklahoma; Winner and Aberdeen, South Dakota; El Cajon, California; and Saint John, New Brunswick, Canada. Generally, reservations agents for each of the franchise systems are located in at least two of the Company's eight facilities, thereby ensuring continuous service in the event of a power failure or telephone line interruption occurring at any one of the locations.

   Brand Name Marketing Programs. The Company's brand name marketing programs seek to increase the traveling public's awareness of the Company's franchise systems and thereby increase franchisee property occupancy rates and revenues. To achieve this objective, each of the franchise systems' programs is managed by its own staff, who develop the marketing strategy for the system and report to the brand president. A central corporate marketing services department implements the strategy.

   The marketing services department publishes hotel directories for each franchise system, conducts market research and produces artwork for national and regional advertising programs. In addition, the marketing services department works with the independent advertising agencies that have been retained for each franchise system. These advertising agencies produce television, radio and print advertising and assist in placing advertisements in the media.

   Quality Assurance. The Company believes that franchisees have a high level of interest in the degree to which the quality of fellow franchise operators is monitored, both upon admission to the system and on an ongoing basis. Franchise quality control occurs through inspections at the time of application, upon entry into the system and on an ongoing basis through quality assurance programs. Quality assurance programs promote uniformity within the franchise system, an important marketing factor with respect to increasing consumer demand for lodging facilities. These programs consist of generally unannounced inspections of properties (two to four times a year) by inspectors who are rotated through franchise system properties to promote consistent grading standards. Properties proposed to be converted to one of the Company's franchise systems are inspected by the Company's most experienced inspectors, who are dedicated specifically to this function and who prepare specific renovation schedules to which the potential franchisees are required to adhere. These specialists report to the Senior Vice President of Operations rather than to the sales personnel proposing the property. As of December 31, 1996, the Company employed 74 persons in the quality assurance department.

   Various brand-specific quality assurance initiatives are designed to encourage compliance. The Company has instituted certain financial incentive programs to encourage franchisees to improve their properties. In general, franchisees are given 30 days to correct the conditions that led to default or implement a plan to correct the default. If the default is not cured in a timely fashion, the Company has the right to terminate the defaulting franchisee's franchise agreement.

   Training. Each of the Company's franchise systems has a training department which conducts both mandatory and optional training programs. These departments are staffed by experienced Company employees who conduct regularly scheduled regional educational seminars for both property level non-management and management personnel. Training programs are designed to teach franchisees how best to utilize the Company's reservations system and marketing programs, as well as the fundamentals of hotel operations such as recruiting, housekeeping and yield management. The Company also provides special on-site training upon request. The Company has developed and maintains a library of training videos, cassettes and tapes, as well as printed training material, which are available to franchisees. The Company also employs Property Opening Specialists who help the property staff become acclimated when their property enters a franchise system.

   Purchasing. Through its HFS Purchasing Services operation, the Company provides its franchisees with volume purchasing discounts for products, services, furnishings and equipment used in lodging operations. In addition to the preferred alliance programs described hereinafter, HFS Purchasing Services establishes relationships with lodging industry vendors and negotiates discounts for purchases by its customers. The Company does not maintain inventory, directly supply any of the products or, generally, extend credit to franchisees for purchases. See "COMBINED OPERATIONS --Preferred Alliance and Co-Marketing Arrangements" below.

   Franchise Services. In all of its operations, the Company emphasizes service to its franchisees. This emphasis is exemplified by the franchise services department which is comprised of 51 persons with extensive experience in the lodging industry, who are available to respond to inquiries by franchisees. Each franchisee is assigned a franchise service manager who is available via a toll-free telephone number. After each communication with a franchisee, the franchise service manager prepares a contact report which is circulated within the Company to the departments responsible for responding to the inquiry.

LODGING FRANCHISE AGREEMENTS

   The Company's lodging franchise agreements grant the right to utilize one of the brand names associated with the Company's lodging franchise systems to lodging facility owners or operators under long-term franchise agreements. An annual average of 3.3% of the Company's existing franchise agreements are scheduled to expire from January 1, 1997 through December 31, 2006, with no more than 4.4% (in 2002) scheduled to expire in any one of those years.

   The current standard agreements generally are for 15-year terms for converted properties and 20-year terms for newly constructed properties and generally require, among other obligations, franchisees to pay a minimum initial fee of between $15,000 and $35,000 based on property size and type, as well as annual franchise fees comprised of royalty fees and marketing/reservation fees based on gross room revenues.

   Under the terms of the standard franchise agreements in effect at December 31, 1996, franchisees are typically required to pay recurring fees comprised of a royalty portion and a reservation/marketing portion, calculated as a percentage of annual gross room revenue that range from 7.0% to 8.8%. The Company discounts fees from the standard rates from time to time and under certain circumstances.

   The Company's typical franchise agreement is terminable by the Company upon the respective franchisee's failure to maintain certain quality standards or to pay franchise fees or other charges. In the event of such termination, the Company is typically entitled to be compensated for lost revenues in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years.

LODGING SERVICE MARKS AND OTHER INTELLECTUAL PROPERTY

   General. The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8" and "Travelodge" and related logos are material to the Company's business. The Company, through its franchisees, actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks relating to the Days Inn system, the Howard Johnson system, the Knights Inn system, the Super 8 system, the Travelodge system (in North America) and the Villager Lodge system are owned by the Company through its subsidiaries.

   Ramada License Agreement. The Company franchises the service mark "Ramada" and related marks, Ramada brands and logos (the "Ramada Marks") to lodging facility owners in the United States pursuant to two license agreements (the "Ramada License Agreements") between an indirect subsidiary of New World Development Co., Ltd. ("New World") and Ramada Franchise Systems, Inc. ("RFS"), a wholly-owned subsidiary of the Company. The Ramada License Agreements limit RFS's use of the Ramada Marks to the U.S. market.

   The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either (i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay royalties calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. Such royalties approximate $18.2 million for 1996.

   The Ramada License Agreements are subject to certain termination events relating to, among other things, (i) the failure to maintain aggregate annual gross room sales minimum amounts stated in the Ramada License Agreements,
(ii) the maintenance by the Company of a minimum net worth of $50 million (however, this minimum net worth requirement may be satisfied by a guaranty of an affiliate of the Company with a net worth of at least $50 million or by an irrevocable letter of credit (or similar form of third-party credit support)), (iii) non-payment of royalties, (iv) failure to maintain registrations on the Ramada Marks and to take reasonable actions to stop infringements, (v) failure to pay certain liabilities specified by the Restructuring Agreement, dated July 15, 1991, by and among New World, Ramada

International Hotels and Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Company and RFS and (vi) failure to maintain appropriate hotel standards of service and quality. A termination of the Ramada License Agreements would result in the loss of the income stream from franchising the Ramada brand names and could result in the payment by the Company of liquidated damages equal to three years of license fees. The Company does not believe that it will have difficulty complying with all of the material terms of the Ramada License Agreements.

COMPETITION

   Competition among the national lodging brand franchisors to grow their franchise systems is intense. The Company's primary national lodging brand competitors are the Holiday Inn(Registered Trademark) and Best Western(Registered Trademark) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn(Registered Trademark), Quality Inn(Registered Trademark) and Econo Lodge(Registered Trademark) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Hampton Inn(Registered Trademark) and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

   The Company believes that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. The Company believes that prospective franchisees value a franchise based upon their view of the relationship of conversion costs and future charges to the potential for increased revenue and profitability. The reputation of the franchisor among existing franchisees is also a factor which may lead a property owner to select a particular affiliation. The Company also believes that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

   The ability of the Company's lodging franchisees to compete in the lodging industry is important to the Company's prospects for growth, although, because franchise fees are based on franchisee gross room revenue, the Company's revenue is not directly dependent on franchisee profitability.

   The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on the Company's results of operations is substantially reduced by virtue of the diverse geographical locations of the Company's franchises. At December 31, 1996, the Company had franchised lodging properties in North America (including all 50 states of the United States), Europe, Asia, Africa and South America.

SEASONALITY

   The principal source of lodging revenue for the Company is based upon the annual gross room revenue of franchised properties. As a result, the Company's revenue from the lodging franchise business experiences seasonal lodging revenue patterns similar to those of the hotel industry wherein the summer months, because of increases in leisure travel, produce higher revenues than other periods during the year.

CAR RENTAL BUSINESS

GENERAL

   On October 17, 1996 (the "Date of Acquisition"), the Company completed the acquisition of all of the outstanding capital stock of Avis, which together with its subsidiaries, licensees and affiliates, operates the Avis System, which the Company believes to be the second largest car rental system in the world. The Avis System consists of approximately 4,200 locations, including locations at most major airports as well as downtown locations in major cities in the United States and in approximately 160 countries and territories. Approximately 77% of the Avis System rental revenues in the United States are received from locations operated by Avis directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. No individual Avis location accounts for more than 4% of the Company's car rental operations.

   Avis's international business is conducted by a network of several wholly owned subsidiaries and joint ventures along with a number of licensees and sublicensees. Avis Europe Ltd. ("Avis Europe"), which currently operates the Avis System in Europe, Africa and the Middle East, is a licensee of Avis for such areas. Avis Europe has entered into a series of transactions with the Company and Avis which are more fully described below under "Recent Acquisitions and Divestitures". The Avis System in Canada, Central and South America, the Caribbean and (prior to giving effect to the Avis Europe transactions described below) Asia Pacific, comprising some 65 countries and territories, is operated by Avis subsidiaries, joint ventures and licensees. During the peak summer season, the Avis System fleet worldwide consists of approximately 370,000 vehicles. Avis has more than 20,000 employees worldwide, with approximately 20% represented by 65 various local unions under contracts expiring on a variety of dates.

   Pursuant to a plan developed by the Company prior to the Date of Acquisition, the Company will cause the car rental operating subsidiary of Avis (the "Avis Operating Company") to undertake an initial public offering (the "Avis IPO") within one year of the Date of Acquisition, which will reduce the Company's equity interest in the Avis Operating Company to 25%. The Company will continue to own and operate the reservation system as well as the telecommunications and computer processing systems which service the rental car operations for reservations, rental agreement processing, accounting and vehicle control. The Company will charge a fee to Avis for such services. In addition, the Company will retain the Avis trade name and charge the Avis Operating Company a franchise fee for the use of the Avis name.

   The car rental industry provides vehicle rentals to business and individual customers worldwide. The industry has been composed of two principal segments: general use (mainly at airport and downtown locations) and local (mainly at downtown and suburban locations). The car rental industry rents primarily from on-airport, near-airport, downtown and suburban locations to business and leisure travelers and to individuals who have lost the use of their vehicles through accident, theft or breakdown. In addition to revenue from vehicle rentals, the industry derives significant revenue from the sale of rental related products such as insurance, refueling services and loss damage waivers (a waiver of Avis's right to make a renter pay for damage to the rented car).

   Car renters generally are (i) business travelers renting under negotiated contractual arrangements between specified rental companies and the travelers' employers, (ii) business travelers who do not rent under negotiated contractual arrangements (but who may receive discounts through travel, professional or other organizations), (iii) leisure travelers and
(iv) renters who have lost the use of their own vehicles through accident, theft or breakdown. Contractual arrangements normally are the result of negotiations between rental companies and large corporations, based upon rates, billing and service arrangements, and influenced by reliability and renter convenience. Business travelers who are not parties to negotiated contractual arrangements and leisure travelers generally are influenced by advertising, renter convenience and access to special rates because of membership in travel, professional and other organizations.

   Recent Acquisitions and Divestitures. In December 1996, the Company sold the insurance replacement rental car business of Agency Rent A Car System, Inc. ("Agency"), which it indirectly owned through Avis, to Enterprise Rent-A-Car Company ("Enterprise"). The Company entered into an agreement with Enterprise restricting its participation in the insurance replacement rental car business within a fifty mile radius of an Agency location existing as of the date of closing until June 13, 2000.

   On February 7, 1997, the Company and Avis agreed to enter into a series of agreements with Avis Europe and related parties (the "Avis Europe Transactions"). Upon consummation of the Avis Europe Transactions, Avis will have divested itself of its approximately 8.7% ownership interest in Avis Europe and Avis Europe will become the licensee of Avis for Asia. The Avis Europe Transactions are expected to be consummated in April 1997.

   The Avis Europe licenses expire on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe's previously paid-up license for Europe, the Middle East and Africa is to be modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay annual royalties to Avis for Africa and a defined portion of Asia which covers the area between 60 (degrees) longitude and 150 (degrees) longitude, excluding Australia, New Zealand and Papua New Guinea.

Avis Europe also will enter into a Preferred Alliance Agreement with the Company under which Avis Europe will become a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa, and for car rentals to PHH customers needing replacement vehicles for fleets managed by PHH in Europe, Asia and Africa.

   On March 3, 1997, the Company announced that it had reached an agreement in principle to acquire Value-Rent-A-Car, Inc. ("Value") from Mitsubishi Motor Sales of America for $175 million in cash. Value predominantly serves leisure customers from 45 corporate-owned rental car locations. Value's fleet totals approximately 22,000 vehicles, and during 1996 Value reported revenues of approximately $180 million. Consummation of such transaction is subject to the satisfaction of customary conditions, including without limitation, negotiation and execution of definitive documentation and there can be no assurance that any such transaction between Mitsubishi and the Company will be consummated.

OPERATIONS -- AVIS

   The Avis System. Avis provides the Avis System with: (i) national promotion, advertising and public relations services; (ii) reservations and information systems; (iii) data processing support; (iv) marketing programs with hotels and airlines; (v) a sales staff for marketing to corporate customers and the travel community; (vi) credit card services for commercial customers; (vii) training in local marketing techniques; and (viii) operation and training support. Avis's on-line real-time data processing and information system, known as the Wizard System, connects more than 2,000 Avis locations in the United States, Canada, Europe and a number of other countries.

   The Wizard System. The Wizard System is a telecommunications and computer processing system which is used in association with the Avis System for reservations, rental agreement processing, accounting, fleet control and a variety of other purposes. It is owned and operated by WizCom International, Ltd. ("WizCom"), a wholly owned subsidiary of the Company. Avis uses the Wizard System as a marketing tool and benefits from the operating efficiencies obtained through the Wizard System.

   The Wizard System is linked to more than 12,000 terminals in more than 2,000 rental locations through telephone lines and satellite communications. Among the features of the Wizard System which are not available on most competitors' systems are (a) an advanced graphical interface reservation system; (b) "Rapid Return," which permits customers who are returning cars to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the car as it is being returned; (c) "Wizard on Wheels," which enables Avis locations to assign cars and complete rental agreements while customers are being transported to the car; (d) "Avis Link," which automatically identifies a customer using an American Express or other major credit card who is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which Avis inadvertently fails to honor the benefits of negotiated rate arrangements to which such customers are entitled; (e) interactive interfaces through the airline computerized reservation systems described under "Marketing"; (f) sophisticated fleet control and revenue management programs which, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage (benefitting the customer and Avis by more evenly dispersing utilization among cars of a particular type); and (g) a comprehensive control and reporting system that enables Avis to adapt quickly to changes in customer requirements. Avis also benefits from the low cost and speed of billing available as a result of broad use of the Wizard System and believes that the Wizard System keeps its clerical and communications costs below those of its competitors.

   Rental Operations. Avis rents a wide variety of automobiles and minivans, most of which consist of the current and immediately preceding model years. Car rentals are generally made on a daily, weekly or monthly basis. Rental charges in the United States usually are computed on the basis of the length of the rental or on the length of the rental plus a mileage charge. Additional charges are made for refueling service, loss damage waivers, personal accident insurance, personal effects protection and, in some instances, additional liability insurance. Rates vary at different locations depending on the type of vehicle, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. The Company also generally offers customers the convenience of leaving a rented car at an Avis location in a city other than the one in which it was rented under its "Rent it Here -- Leave it There" program, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed.

   U.S. Operations. Approximately 88% of Avis's United States rental revenue is generated at 175 of the busiest airports in the United States. Avis's rental revenue at those airports as a percentage of total rental revenues generated at those airports for each of the past five full calendar years beginning with 1992 approximated 23.9%; 24.0%; 22.3%; 23.1% and 24.9%, respectively.

   At December 31, 1996, the Company owned approximately 414 Avis car rental facilities at airport, near-airport and downtown locations throughout the United States. Of these facilities, approximately 175 primarily serve airport business and approximately 239 are non-airport locations. By focusing on travelers at the major airports, Avis has been able to operate more vehicles from significantly fewer rental sites than its competitors, yielding significant economies of scale. Avis's emphasis on airport traffic has resulted in a strong competitive position at the major domestic rental-revenue airports.

   The Company has 75 independent Avis licensees which operate locations in the United States. The two largest licensees operate the Avis System in the Los Angeles and Dallas areas and account for approximately half of all United States licensees' rentals. Certain licensees in the United States pay Avis a fee equal to 5% of their total time and mileage charges, less all customer discounts, of which Avis is required to utilize 40% for corporate licensee-related programs, while six licensees pay 8% of their gross revenue. Most of Avis's United States licensees currently pay 53 cents per rental agreement for certain functions of the Wizard System, and they are charged separately for other aspects of the Wizard System.

   International Operations. Avis's subsidiaries, joint ventures and licensees (other than Avis Europe, and prior to consummation of the Avis Europe Transactions) operate the Avis System internationally in approximately 65 countries and territories, with wholly owned subsidiaries in Canada, Argentina, Australia, New Zealand, Puerto Rico and the United States Virgin Islands, and joint ventures in Jamaica, Singapore and Malaysia. The principal business of Avis's foreign subsidiaries is car rentals.

   Avis's international system (not including Avis Europe, and prior to consummation of the Avis Europe Transactions) operates a combined peak rental and leasing fleet of approximately 44,000 vehicles, of which approximately 23,000 are operated by subsidiaries, and the balance by joint ventures and licensees. Revenue of the foreign subsidiaries for calendar year 1996 approximated $243 million, without taking into account revenue of joint ventures or licensees.

   Marketing. In the United States, approximately 80% of Avis's 1996 rentals were generated by travelers who used the Avis System under contractual arrangements negotiated by Avis with either the travelers' corporate employers or organizations such as American Association of Retired Persons in which the travelers have memberships. The remainder of the rental activity is from business and leisure renters who are not affiliated with corporations or organizations with which Avis has contractual arrangements. Avis's corporate sales organization is the principal source of contractual arrangements with corporate accounts. Unaffiliated business travelers are solicited by direct mail, telemarketing and advertising campaigns.

   The Company solicits contractual arrangements with corporate accounts by emphasizing the Wizard System's advanced technology, customer service, pricing and a worldwide rental network. The Wizard System plays a significant part in securing business of this type because the Wizard System enables Avis to offer a wide variety of pricing combinations, special reports and tracking techniques tailored to the particular needs of each account, and to assure adherence to agreed-upon rates.

   Car renters can make Avis reservations through all four major United States based global distribution systems and several international based systems. Users of the United States based global distribution systems can obtain access through these systems to the Avis reservations system concerning among other things, rental locations, vehicle availability and applicable rate structures. The Avis reservations system gives them the ability to reserve and confirm Avis vehicles directly through these systems. Avis also maintains strong links to the hotel industry. Avis has arrangements with the Hilton Corporation, the Hyatt Corporation and the Sheraton Marketing Corporation frequent traveler programs, which provide various incentives to all program participants.

   Rental Vehicle Purchases and Dispositions. Avis participates in a variety of vehicle purchase programs with major domestic and foreign manufacturers, although actual purchases are made directly through local car dealers. The average price for automobiles purchased by Avis in 1996 for its rental fleet was approximately $16,200. On average during model year 1996, 84% of the purchases were comprised of GM vehicles, 12% of Chrysler vehicles and 4% of Nissan, Subaru, Hyundai, Ford, Toyota and Land Rover vehicles. These percentages vary among the Avis operations and will most likely change from year to year. The vehicle purchase programs sponsored by manufacturers sometimes provide Avis with sales incentives for the purchase of certain models, and most of these programs allow Avis to serve as a drop-ship location for vehicles, thus enabling Avis to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that Avis will continue to be able to benefit from sales incentives in the future.

   Most of the Avis cars in the United States are purchased, owned and sold by Prime Vehicles Trust, a grantor trust created by a subsidiary of Avis, or by corporate nominees of Prime Vehicles Trust. All decisions regarding Prime Vehicles Trust purchases and sales of cars are made by Avis, and Prime Vehicles Trust is combined with Avis for both financial and tax accounting purposes. The existence of Prime Vehicles Trust has no effect on Avis's control of the cars in the Avis fleet. However, Avis believes the existence of Prime Vehicles Trust has been useful in obtaining financing secured by its cars.

   Avis's current operating strategy is to hold vehicles not more than twelve months. The average age of rental cars in Avis's fleet is approximately six months. Approximately 90% of the vehicles purchased by the Company in model year 1996 were eligible for participation in manufacturers' repurchase programs ("Repurchase Programs"). These programs currently require that Avis maintain Program vehicles in its fleet for a minimum of six months and impose numerous return conditions, including those related to mileage and overall condition. Approximately 2% of the Program vehicles purchased by Avis and scheduled to be returned in 1996 were ineligible for return. At the time of return to the manufacturer, Avis receives the price guaranteed at the time of purchase, subject to adjustment for excess mileage and damage, and is thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentage of Program vehicles in Avis' fleet will be dependent on the availability and attractiveness of the manufacturers' Repurchase Programs, over which Avis has no control.

   In addition, Avis sells cars previously rented by Avis on a wholesale basis to dealers in the United States through informal arrangements or at auctions through standard consignment agreements.

   Insurance. Avis generally assumes the risk of liability to third parties in the United States for up to $1 million per occurrence. Avis has purchased significant excess insurance coverage against risks which exceed $1 million per occurrence. One of the benefits of Avis's retaining the risk up to $1 million per occurrence is that Avis maintains its own claims department, which controls the disposition of most claims.

   Under the standard Avis rental contract, persons renting vehicles receive liability coverage up to the minimum financial responsibility limits required by applicable law. Higher limits are provided by separate agreement to some United States national corporate accounts, and Avis customers have the option, for an additional daily charge, to participate in a group policy underwritten by a major national insurer which increases the renter's coverage to one million dollars. Avis renters also have the option to elect, for additional daily charges, "Personal Accident Insurance," which pays medical expenses and accidental death benefits for accidents during the rental period, and "Personal Effects Protection," which ensures against loss or damage to the renters' personal belongings during the rental period. Both these coverages are underwritten by major national insurers.

   Purchasing. Through its HFS Purchasing Services operations, the Company provides its Avis licensees with volume purchasing discounts for products, services, furnishings and equipment used in their car rental operations. In addition to the preferred alliance programs described hereinafter, HFS Purchasing Services establishes relationships with vendors and negotiates discounts for purchases by its customers. The Company does not maintain inventory, directly supply any of the products or generally extend credit to franchisees for purchases. See "OTHER BUSINESSES" --Preferred Alliance and Co-Marketing Arrangements" below.

AVIS LICENSED MARKS AND INTELLECTUAL PROPERTY

   The service mark "Avis", related marks incorporating the word "Avis", and related logos are material to the Company's business. Avis, through its subsidiaries, joint ventures and licensees, actively uses these marks. All of the material marks used in Avis's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in Avis's business are owned by the Company through its subsidiaries. Avis is authorized to use the marks in the car rental and related businesses as well as in several other businesses, including equipment rental and leasing, hotels, insurance and information services.

COMPETITION

   The domestic car rental industry includes eight major brands: Alamo Rent-A-Car, Inc., Avis, Budget Rent-A-Car Corporation ("Budget"), Dollar Rent
A Car ("Dollar"), Enterprise, The Hertz Corporation ("Hertz"), National Car Rental System Inc., and Thrifty Rent-A-Car System Inc. ("Thrifty"), and a large number of smaller and regional or local firms, serving on-airport, near-airport and other locations. Most of Avis's major competitors operate through a combination of owned and franchised operations. Other smaller car rental companies operate primarily through franchises.

   Certain of Avis's major car rental competitors are owned by, or are affiliated with, the major automobile manufacturers, and each of the major domestic car rental companies maintains a close relationship with one or more United States automobile manufacturers. At December 31, 1996, Ford owned Hertz and had a long-term supply contract with Team Rental Group Inc., the party which recently has agreed to purchase Budget from Ford; Chrysler had equity interests in Dollar and Thrifty. Automobile manufacturers often provide financing for the purchase of vehicles and provide payments to car rental companies in consideration of advertising and promotional programs that benefit the manufacturers. In addition, manufacturers provide fleet assistance programs, including Repurchase Programs and similar arrangements, which protect rental companies against loss on disposition of vehicles and enable rental companies to adjust their fleet size to take account of seasonal variations in demand. Avis could be at a competitive disadvantage if manufacturers selectively restrict eligibility to participate in their Repurchase Programs.

   There have been occasions during the history of the car rental industry in which the major car rental companies have been adversely affected by industry-wide price pressures, and Avis has, on such occasions, priced its product in response to such pressures. Moreover, at times when the car rental industry has experienced vehicle oversupply, there has been intensified competitive pressure. This oversupply has had a negative impact on the industry's ability to raise rental rates. Avis has taken steps to address its fixed cost structure to improve its overall competitive position; however, future oversupply or other factors affecting competition could still adversely affect Avis's financial condition and results of operations.

SEASONALITY

   Avis's business is subject to seasonal variations in customer demand, with the third quarter of the year, which covers the summer vacation period, representing the peak season for vehicle rentals. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on Avis's annual performance and adversely affect the Company's overall annual financial performance. The fourth quarter is generally the weakest financial quarter for Avis because there is limited leisure travel and a greater potential for adverse weather conditions at such time. Many of Avis's operating expenses, such as rent, general insurance and administrative personnel, are fixed and cannot be reduced during periods of decreased rental demand.

ENVIRONMENTAL MATTERS

   The principal environmental regulatory requirements applicable to Avis's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. Avis operates 229 domestic and international locations at which petroleum products are stored in underground or aboveground tanks. Avis has instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement of underground steel tanks and periodic integrity testing of underground storage tanks. The Company believes that the locations where Avis currently operates are in compliance, in all material respects, with such regulatory requirements.

   Avis may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by Avis or at properties to which Avis sends substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial.

   Avis may be eligible for reimbursement or payment of remediation costs associated with future releases from its regulated underground storage tanks. Certain of the states in which Avis maintains underground storage tanks have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to Avis for use in remediating future releases from its tank systems.

THE TIMESHARE EXCHANGE BUSINESS

GENERAL

   On November 12, 1996, the Company completed the acquisition of all the outstanding capital stock of RCI and its affiliates for $412 million in cash and $75 million in Company Common Stock, plus future contingency payments of up to $200 million over the next five years. In contemplation of the acquisition of RCI by HFS, the former sole shareholder received $149 million of securities in the form of a dividend prior to consummation of the transaction. RCI, based in Indianapolis, Indiana, is the world's largest provider of timeshare vacation exchange opportunities for more than 2.2 million timeshare owners from more than 150 nations and more than 3,100 resorts in 80 countries around the world. RCI's business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel related services, resort management, integrated software systems and service and consulting services. RCI has significant operations in North America, Europe, Middle East, Latin America, Australia, and the Pacific Rim. RCI has more than 4,100 employees worldwide.

   The "RCI Network" provides RCI members who own timeshares at RCI-affiliated resorts the capability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.1 million members of the RCI Network reside outside of the United States, which accounts for 51% of the total members of the RCI Network. RCI's membership volume has grown at a compound annual rate for the last five years of approximately 10%, while exchange volumes have grown at a compound annual rate of approximately 12% for the same time period.

   RCI provides members of the RCI Network with access to both domestic and international timeshare resorts, publications regarding timeshare exchange opportunities and other travel-related services, including discounted purchasing programs. In 1996, members in the United States paid an average annual membership fee of $67 as well as an average exchange fee of $100 for every exchange arranged by RCI. In 1996, membership and exchange fees totaled approximately $260 million and RCI arranged nearly 1.7 million exchanges.

   The resort component of the leisure industry is primarily serviced by two alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists principally of: a) hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and b) rentals of privately-owned condominium units or homes. Oftentimes, this segment is designed to serve both the leisure and business traveler. Timeshare resorts present an economical and reliable alternative to commercial lodging for many vacationers who want to experience the added benefits associated with ownership. Timeshare resorts are purposely designed and operated for the needs and enjoyment of the leisure traveler.

   Developers of resorts affiliated with the RCI Network typically pay the first year membership fee for new members upon the sale of the timeshare interest. In the United States, more than 75% of such owners renew their memberships in their second year and more than 90% of these owners renew each year thereafter.

   Resort timesharing -also referred to as vacation ownership -is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-two persons, with each person having the right to use the unit for one week of every year. In the United States, industry sources estimate that the average price of such a timeshare is about $7,500 to $10,000, plus a yearly maintenance fee of approximately $350. Based upon information published about the industry, the Company believes that 1996 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interests (consumers) and resort properties (developers/ operators). Industry sources have estimated that the total number of owners of timeshare interests is more than 3.5 million, while the total number of timeshare resorts worldwide has been estimated to be more than 4,500. The timeshare exchange industry derives revenue from annual membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

TIMESHARE EXCHANGE BUSINESS GROWTH

   The timeshare exchange industry has experienced significant growth over the past decade. The Company believes that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. The Company believes that future growth of the timeshare exchange industry will be determined by general economic conditions both in the U.S. and worldwide, the public image of the industry, improved approaches to marketing and sales, a greater variety of products and price points, the broadening of the timeshare market and a variety of other factors. Accordingly, the Company cannot predict if future growth trends will continue at rates comparable to those of the recent past.

OPERATIONS -- TIMESHARE EXCHANGE BUSINESS

   The Company's timeshare exchange business is designed to provide high-quality, leisure travel services to its members and cost-effective, single-source support services to its affiliated timeshare resorts. Most members are acquired from timeshare developers who purchase an initial RCI membership for each buyer at the time the timeshare interval is sold. A small percentage of members are acquired through direct solicitation activities of RCI.

MEMBER SERVICES

   International Exchange System. Members are served though a network of call centers located in 26 countries throughout the world. These call centers are staffed by approximately 2,200 people. Major regional call and information support centers are located in Indianapolis, Kettering (England), Mexico City and Singapore. All members receive a directory that lists resorts available through the exchange system, a periodic magazine and other information related to the exchange system and available travel services. These materials are published in various languages.

   Travel Services. In addition to exchange services, RCI's call centers also engage in telemarketing and cross-selling of other ancillary travel and hospitality services. These services are offered to a majority of members depending on their location. RCI provides travel services to U.S. members of the RCI Network through its affiliate, RCI Travel, Inc. ("RCIT"). On a global basis, RCI provides travel services through entities operating in local jurisdictions (hereinafter, RCIT and its local entities are referred to as "Travel Agencies"). Travel Agencies provide airline reservations and airline ticket sales to members in conjunction with the arrangement of their timeshare exchanges, as well as providing other types of travel services, including hotel accommodations, car rentals, cruises and tours. Travel Agencies also from time to time offer travel packages utilizing resort developers' unsold inventory to generate both revenue and prospective timeshare purchasers to affiliated resorts.

   Quality Assurance. Members have a high level of interest in the quality of their home resorts and other resorts within the exchange system. Quality control of affiliated resorts occurs through inspections at the time of application, unannounced inspections and visits by Company personnel, and comment card feedback from members exchanging into each resort. Resorts meeting certain quality measures are given special recognition through RCI's Gold Crown Resort and Resorts of International Distinction award programs.

RESORT SERVICES

   Resort Affiliations. Growth of the timeshare business is dependent on the sale of timeshare units through affiliated resorts. RCI affiliates international brand names and independent developers, owners' associations and vacation clubs. The Company believes that national lodging and hospitality companies are attracted to the vacation ownership concept because of the industry's relatively low product cost and high profit margins, and the recognition that vacation ownership resorts provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional rental-based lodging operations. Today, 7 of every 10 timeshare resorts worldwide are affiliated with RCI. The Company also believes that RCI's existing affiliates represent a significant potential market because many developers and resort managers may become involved in additional resorts in the future which can be affiliated with RCI. Accordingly, a significant factor in RCI's growth strategy is maintaining the satisfaction of its existing affiliates by providing quality support services.

   Sales Support Services. Exchange services are considered to be an essential component of timeshare ownership. In fact, exchange is one of the primary reasons given for purchasing timeshare. RCI provides a wide variety of sales and marketing materials to assist its affiliated resorts in selling more efficiently and effectively. These include videos explaining the concept of vacation ownership and exchange, interactive multi-media sales tools, wall displays customized for the resort, a wide variety of promotional brochures, travel services, purchasing discounts and the Endless Vacation Special Resort Edition Directory which includes photos and/or summary information for all RCI-affiliated resorts. In addition, RCI uses state-of-the-art database marketing techniques to identify highly qualified sales prospects for its resort affiliates.

   Advertising. RCI provides many advertising opportunities in its member and developer focused publications, as well as through its site on the Internet World Wide Web at http://www.rci.com.

   Timeshare Consulting. RCI provides worldwide timeshare consulting services through its affiliate, RCI Consulting, Inc. ("RCIC"). These services include comprehensive market research, site selection, strategic planning, community economic impact studies, resort concept evaluation, financial feasibility assessments, on-site studies of existing resort developments, and tailored sales and marketing plans.

   Resort Management Software. RCI provides computer software systems to timeshare resorts and developers through its affiliate, Resort Computer Corporation ("RCC"). RCC provides software that integrates resort functions such as sales, accounting, inventory, maintenance, dues and reservations.

   Property Management. RCI provides resort property management services through its affiliate, RCI Management, Inc. ("RCIM"). RCIM is a single source for any and all resort management services, and offers a menu including hospitality services, a centralized reservations service center, advanced reservations technology, human resources expertise and owners' association administration.

TIMESHARE PROPERTY AFFILIATION AGREEMENTS

   More than 3,100 timeshare resorts are affiliated with the RCI Network, of which approximately 1,300 resorts are located in the United States and Canada, approximately 1,150 in Europe and Africa, approximately 400 in Mexico and Latin America, and approximately 250 in the Asia-Pacific region. The terms of RCI's affiliation agreements with its affiliates generally require that the developer enroll each new timeshare purchaser at the resort as a member of RCI, license the affiliated resort to use the RCI name and marks for certain purposes, set forth the materials and services RCI will provide to the affiliate, and generally describe RCI's expectations of the resort's management. The affiliation agreement also includes stipulations for representation of the exchange program, minimum enrollment requirements and treatment of exchange guests. Affiliation agreements are typically for a term of five or six years, and automatically renew thereafter for terms of one to six years unless either party takes affirmative action to terminate the relationship. RCI makes available a wide variety of goods and services to its affiliated developers, including publications, advertising, sales and marketing materials, timeshare consulting services, resort management software, travel packaging and property management services.

RCI LICENSED MARKS AND INTELLECTUAL PROPERTY

   The service marks "RCI", "Resort Condominiums International" and related logos are material to RCI's business. RCI and its subsidiaries actively use the marks. All of the material marks used in RCI's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where RCI or its subsidiaries have significant operations. The marks used in RCI's business are owned by the Company.

SEASONALITY

   A principal source of timeshare revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter in comparison to other quarters of the year. The Company cannot predict whether this trend will continue in the future as the timeshare business expands outside of the United States and Europe, and as global travel patterns shift with the aging of the world population.

COMPETITION

   The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International ("Interval"), a wholly-owned subsidiary of CUC International Inc. Based upon industry sources, the Company believes that 95% of the more than 4,500 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1995 published statistics and Company information, RCI has more than 2 million timeshare owners who are members, while Interval has approximately 660,000 timeshare owners who are members. Also in 1995, RCI confirmed more than 1.5 million exchange transactions while Interval confirmed approximately 327,000 transactions. As a result, based on 1995 business volume, RCI services approximately 76% of members and approximately 83% of exchange transactions.

                           THE REAL ESTATE INDUSTRY

REAL ESTATE BROKERAGE FRANCHISE BUSINESS

GENERAL

   In August 1995, the Company acquired Century 21 Real Estate Corporation ("Century 21"), the world's largest franchisor of residential real estate brokerage offices with approximately 6,200 independently owned and operated franchised offices with approximately 101,000 sales agents worldwide. In February 1996, the Company acquired the ERA franchise system. The ERA system is the fourth largest residential real estate brokerage franchise system with over 2,500 independently owned and operated franchised offices and more than 27,000 sales agents worldwide. In May 1996, the Company acquired

Coldwell Banker Corporation ("Coldwell Banker"), the owner of the world's second largest residential real estate brokerage franchise system with approximately 2,600 independently owned and operated franchised offices and approximately 56,000 sales agents worldwide. Coldwell Banker also operates a corporate relocation services business, which the Company estimates is the second largest provider of such services in the United States based on the number of transferred employees assisted.

   The Company believes that application of its franchisee focused management strategies and techniques can significantly increase the revenues produced by its real estate brokerage franchise systems while also increasing the quality and quantity of services provided to franchisees. The Company believes that independent real estate brokerage offices currently affiliate with national real estate franchisors principally in order to gain the consumer recognition and credibility of a nationally known and promoted brand name. Brand recognition is especially important to real estate brokers since home buyers are generally infrequent users of brokerage services and have often recently arrived in an area, resulting in little ability to benefit from word-of-mouth recommendations.

   During 1996, the Company implemented a preferred alliance program which seeks to capitalize on the dollar volume of home sales brokered by CENTURY 21, Coldwell Banker and ERA agents and the valuable access point these brokerage offices provide for service providers who wish to reach these home buyers. Preferred alliance marketers include providers of property and casualty insurance, moving and storage services, mortgage and title insurance, environmental testing services, home improvement suppliers, and sellers of furniture, fixtures and other household goods.

   The Company's real estate brokerage franchisees are dispersed geographically, which minimizes the exposure to any one broker or geographic region. National Realty Trust (the "Trust"), an independent trust governed by independent trustees, established to own and operate the Coldwell Banker offices which were previously owned by a subsidiary of Coldwell Banker Corporation, is the largest franchisee of the Coldwell Banker franchise system, representing 12.6% of the franchised offices in the Coldwell Banker franchise system. Of the more than 11,300 franchised offices in the Company's real estate brokerage franchise systems, no individual broker, other than the Trust, accounts for more than 1% of the Company's real estate brokerage services.

   As with the lodging franchise systems, the sale of long-term franchise contracts is the leading source of revenue and earnings growth in the real estate franchise business. The following table demonstrates the growth of the Company's combined real estate systems:

                   REAL ESTATE OFFICES IN FRANCHISE SYSTEMS

                                          TOTAL OFFICES
                                        ---------------
Balance at December 31, 1994 ..........           0

Acquired--1995 ........................       5,965
Openings--1995 ........................         147
Terminations--1995 ....................        (122)
                                             ------
Balance at December 31, 1995 ..........       5,990

Acquired--1996 ........................       5,118
Openings--1996 ........................         683
Terminations--1996 ....................        (442)
                                             ------
Balance at December 31, 1996 ..........      11,349

Percent Change from December 31, 1995          89.3%

   Recent Acquisitions. During 1996, the Company completed the purchase of the six United States CENTURY 21 regions which were not owned by Century 21. These six regions represent more than 1,000

CENTURY 21 franchised real estate brokerage offices located in the Pacific Northwest, the Southwest, Central California, Southern Florida, the Mid-Atlantic States and Eastern Pennsylvania. The aggregate purchase price was approximately $147 million, paid in a combination of cash, a note and Company Common Stock.

   On May 31, 1996 the Company completed its acquisition of Coldwell Banker for approximately $740 million in cash and repayment of debt. Promptly following this transaction, the Company conveyed 318 real estate brokerage offices which prior to the acquisition had been owned by Coldwell Banker to the Trust. Since May 31, 1996, the Trust has acquired additional real estate brokerage offices, which are currently operating under Coldwell Banker, CENTURY 21 or ERA franchise agreements. The Trust is the largest Coldwell Banker franchisee and the largest privately owned residential real estate brokerage company in the United States. The free cash flow of the Trust is expended at the discretion of the trustees for advertising and promotion for the benefit of the real estate offices represented by the franchises included in the Trust. Each of the brokerage offices owned by the Trust is subject to a standard Coldwell Banker, CENTURY 21 or ERA franchise agreement, as the case may be, having a term of ten years.

   In February 1997, the Company entered into an agreement to acquire the 50% interest of its partner, PNC Mortgage ("PNC"), a subsidiary of PNC Bank Corp., in The Home Mortgage Network ("HMN"), a neutral multi-lender mortgage origination service operating out of approximately 200 Coldwell Banker offices in nine states. The Company owned the other 50% interest in HMN through its ownership of Coldwell Banker, an original founder with PNC Mortgage of HMN in mid-1995. HMN ended 1996 with over $1.1 billion in mortgage loan application volume. The transaction is expected to close in April 1997.

THE COMPANY'S REAL ESTATE BROKERAGE FRANCHISE SYSTEMS

   CENTURY 21. Century 21 is the world's largest residential real estate brokerage franchisor, with approximately 6,200 independently owned and operated franchise offices with more than 101,000 sales agents located in 19 countries and territories. In 1996, the Company signed master franchise agreements providing for the development of Century 21 affiliated real estate brokerage offices in the Caribbean, the United Kingdom, the Philippines, Indonesia, Israel and Korea.

   The primary component of Century 21's revenue is service fees on commissions from real estate transactions. Service fees are 6% of gross commission income, subject to annual rebates to franchisees who pay a certain threshold level of service fees annually. CENTURY 21 franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the Century 21 Incentive Bonus ("CIB") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 2% in current agreements) of such annual gross revenue. For 1996, approximately 13% of CENTURY 21 franchisees qualified for CIB payments and such payments aggregated less than 1% of gross commissions.

   CENTURY 21 franchisees generally contribute 2% (subject to specified minimums and maximums) of their brokerage commissions each year to the Century 21 National Advertising Fund (the "NAF") which in turn disburses them for local, regional and national marketing campaigns. In 1996, the NAF spent approximately $39 million on marketing campaigns.

   Coldwell Banker. Coldwell Banker is the world's third largest residential real estate brokerage franchise system, with approximately 2,600 independently owned and operated franchise offices in the United States, Canada and Puerto Rico, with approximately 56,000 sales agents. The primary revenue from the Coldwell Banker system is derived from various fees paid by franchisees, including initial franchise fees and ongoing services. Coldwell Banker franchisees pay annual fees to the Company consisting of ongoing services and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenues (subject to annual rebates to franchisees who pay a certain threshold level of service fees annually, and to minimums and maximums on advertising fees).

   Coldwell Banker franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the Performance Premium Award ("PPA") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 4% in current agreements) of such annual gross revenue. For 1996, approximately 24% of Coldwell Banker franchisees qualified for PPA payments and such payments aggregated approximately 1% of gross commissions.

   Advertising fees collected from Coldwell Banker franchisees are generally expended on local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1996, Coldwell Banker expended approximately $18.3 million for such purposes.

   ERA. The ERA franchise system is the fourth largest residential real estate brokerage franchise system in the world, with more than 2,500 independently owned and operated franchise offices, with more than 27,000 sales agents located in 15 countries. The primary revenue from the ERA franchise system results from franchisees' payments of fixed membership fees ranging from $202 to $799 per month, based on volume, plus per transaction fees of approximately $113.

   In addition to membership fees and transaction fees, franchisees of the ERA system pay a fixed amount per month, which ranges from $218 to $874, based on volume, plus an additional $218 per month for each branch office, into the ERA National Marketing Fund (the "ERA NMF"). The Company utilizes the funds in the ERA NMF for local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1996, the ERA NMF spent approximately $8.7 million on marketing campaigns.

REAL ESTATE BROKERAGE FRANCHISE SALES

   The Company markets real estate brokerage franchises primarily to independent, unaffiliated owners of real estate brokerage companies as well as individuals who are interested in establishing real estate brokerage businesses. The Company believes that its existing franchisee base represents another source of potential growth, as franchisees seek to expand their existing business to additional markets. Therefore, the Company's sales strategy focuses on maintaining satisfaction and enhancing the value of the relationship between the franchisor and the franchisee.

   The Company's real estate brokerage franchise systems employ a national franchise sales force consisting of approximately 123 salespersons and sales management personnel, which is divided into separate sales organizations for the CENTURY 21, Coldwell Banker and ERA systems. These sales organizations are compensated primarily through commissions on sales concluded. Members of the sales forces are also encouraged to provide referrals to the other sales forces when appropriate.

OPERATIONS -- REAL ESTATE BROKERAGE

   Brand Name Marketing Programs. The Company's brand name marketing programs for the real estate brokerage business focus on increasing brand awareness generally, in order to increase the likelihood of potential home buyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the broad marketing staff.

   Training and Consulting. Each brand provides its franchisees and their sales associates with training programs which have been developed by such brand. The training programs include mandatory programs instructing the franchisee and/or the sales associate on how to best utilize the methods of the particular system and additional optional training programs which expand upon such instruction. Each brand's training department is staffed with instructors experienced in both real estate practice and instruction. In addition, the Company has established regional support personnel who provide consulting services to the franchisees in their respective regions.

   Awards. Each system provides a series of awards to brokers and their sales associates who are outstanding performers in each year. These awards signify the highest levels of achievement within each system and provide a significant incentive for franchisees to attract and retain the best sales associates.

   Referrals. Each system provides its franchisees with referrals of potential customers, which referrals are developed from sources both within and outside of the system.

   Purchasing. Through its HFS Purchasing Services operations, the Company provides its franchisees with volume purchasing discounts for products, services, furnishings and equipment used in real estate brokerage operations. In addition to the preferred alliance programs described hereinafter, HFS Purchasing Services establishes relationships with vendors and negotiates discounts for purchases by its customers. The Company does not maintain inventory, directly supply any of the products or, generally, extend credit to franchisees for purchases. See "COMBINED OPERATIONS --Preferred Alliance and Co-Marketing Arrangements" below.

REAL ESTATE BROKERAGE FRANCHISE AGREEMENTS

   The Company's real estate brokerage franchise agreements grant the right to utilize one of the brand names associated with the Company's real estate brokerage franchise systems to real estate brokers under franchise agreements.

   CENTURY 21. The current standard franchise agreement for the CENTURY 21 system provides for a 10-year term (prior to October 1995, agreements provided for five-year terms). Franchise agreements generally require, among other obligations, that franchisees pay fees comprised of royalty fees and marketing fees which are generally 6% and 2%, respectively, of gross commissions on closed transactions. See "The Company's Real Estate Brokerage Franchise Systems -- CENTURY 21" above. The marketing portion of the annual franchise fee is intended to reimburse the Company for the expenses associated with providing such franchise services as brand-specific national media advertising and training. In addition, the CENTURY 21 agreements provide for the payment of the CIB to qualified franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements).

   Coldwell Banker. Coldwell Banker franchise agreements generally have a term of seven to ten years for which franchisees pay annual fees consisting of ongoing service and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenues (subject to annual rebates to franchisees who pay a certain threshold level of service fees annually). See "The Company's Real Estate Brokerage Franchise Systems -- Coldwell Banker" above. In return for payment of the franchise fees, the Company provides Coldwell Banker franchisees access to the Coldwell Banker name and systems, referrals from the Company's corporate relocation business and the combined market presence of all its franchised offices.

   ERA. The current form of the franchise agreement for the ERA system provides for a term expiring March 31, 2002. ERA franchisees pay membership fees and marketing fees at fixed rates determined by gross annual volume of real estate sales, and a per transaction charge of approximately $113. See "The Company's Real Estate Brokerage Franchise Systems -- ERA" above.

   The Company's typical franchise agreement for all real estate brokerage brands is terminable by the Company for the franchisee's failure to pay franchise fees or other charges or for other material default under the franchise agreement. In the event of such termination, the agreement generally provides that the Company is entitled to be compensated for lost revenues in an amount equal to the average monthly franchise fees calculated for the remaining term of the agreement.

REAL ESTATE BROKERAGE SERVICE MARKS AND OTHER INTELLECTUAL PROPERTY

   General. The service marks "CENTURY 21," "Coldwell Banker," "Electronic Realty Associates" and "ERA" and related logos are material to the Company's business. The Company, through its franchisees, actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in the real estate brokerage systems are owned by the Company through its subsidiaries.

   Other Licensing. In addition to licensing the CENTURY 21 marks under the franchise agreements, the Company has entered into certain licensing arrangements for the CENTURY 21 marks. In particular, in December 1995 the Company entered into a 20-year license agreement with AMRE, Inc. ("AMRE") (subject to termination by AMRE in 2005), pursuant to which AMRE's affiliate, American Remodeling, Inc., was permitted to market specific home improvement products and services to residential consumers under the name "CENTURY 21 Home Improvements." Due to AMRE's poor business performance, in the fourth quarter of 1996, the Company wrote off an $11 million accrued license fee representing fees recognized as earned through the third quarter of 1996, a $3 million investment in preferred stock and related accrued professional fees. On January 21, 1997, AMRE sought protection under Chapter 11 of the United States Bankruptcy Code, and on February 28, 1997, the Company terminated the license agreement with AMRE. The Company is pursuing relicensing the CENTURY 21 Home Improvements name to other independent entities in the home improvement industry.

COMPETITION

   Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors of the Company's real estate brokerage franchise systems are the RE/MAX, Better Homes & Gardens and Prudential real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or not to affiliate with a franchisor but to remain independent.

   The Company believes that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. The Company also believes that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

   The ability of the Company's real estate brokerage franchisees to compete in the industry is important to the Company's prospects for growth, although, because franchise fees are based on franchisee gross commissions or volume, the Company's revenue is not directly dependent on franchisee profitability.

   The ability of an individual franchisee to compete may be affected by the location and quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on the Company's results of operations is substantially reduced by virtue of the diverse geographical locations of the Company's franchises. At December 31, 1996, the combined real estate franchise systems had 8,541 franchised brokerage offices in the United States and 11,349 offices worldwide. The real estate franchise systems have offices in 23 countries and territories in North America, Europe, Asia, Africa and Australia.

SEASONALITY

   The principal sources of real estate segment revenue for the Company are based upon the timing of residential real estate sales, which are lower in the first calendar quarter each year, and relatively level the other three quarters of the year. As a result, the Company's revenue from the real estate brokerage segment of its business is less in the first calendar quarter of each year.

THE RELOCATION BUSINESS

   The Company operates two subsidiaries engaged in the business of providing employee relocation services to corporate clients. The Company estimates that through Worldwide Relocation Management Company, Inc. ("WRMC", acquired in connection with the Century 21 acquisition) and Coldwell Banker Relocation Services, Inc., the Company is the second largest provider of employee relocation services in the United States. These corporate employee relocation businesses offer their relocation clients a variety of services in connection with the transfer of its clients' employees. At December 31, 1996, Coldwell Banker employed 960 people in its relocation business at its corporate office and three regional offices and WRMC employed 118 people. Following its acquisition of PHH (with its employee relocation subsidiary), the Company will be the largest provider of employee relocation services in the United States.

   The relocation services provided to customers of one or more of the relocation subsidiaries include primarily appraisal, inspection and selling of transferees' homes, equity advances (guaranteed by the corporate customer), purchase of a home which is not sold for at least a price determined on the appraised value within a specified time period, certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

   All costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased by one of the Company's relocation subsidiaries. Corporate clients also pay a fee for the services performed. Another source of revenue for the Company is interest on the equity advances. As a result of the obligations of corporate clients to pay the losses and guarantee repayment of equity advances, the exposure of the Company on such items is limited to the credit risk of the corporate clients of its relocation businesses and not on the potential changes in value of residential real estate. The Company believes such risk is minimal, due to the credit quality of the corporate clients of its relocation subsidiaries.

OTHER BUSINESSES

PREFERRED ALLIANCE AND CO-MARKETING ARRANGEMENTS

   The Company believes a significant portion of its revenue growth opportunities will arise from its ability to capitalize on the significant and increasing amount of aggregate purchasing power and marketing outlets represented by the businesses in the Company's franchise systems. The Company initially tapped the potential of these synergies within the Company in 1993 when it launched its Preferred Alliance Program, under which hotel industry vendors provide significant discounts, commissions and co-marketing revenue to hotel franchisees plus preferred alliance fees to the Company in exchange for being designated as the preferred provider of goods or services to the owners of the Company's franchised hotels or the preferred marketer of goods and services to the millions of hotel guests who stay in the hotels and customers of the real estate brokerage offices each year.

   The Company currently participates in preferred alliance relationships with more than 70 companies, including AT&T, ADT Security Systems, Pizza Hut, Kodak, VISA U.S.A., Office Depot and Coca-Cola. Fees to the Company from these contracts have increased from $6.5 million in 1993 to $20.8 million in 1995 and $46.1 million in 1996. The operating profit generated by most new preferred alliance arrangements closely approximates the incremental revenue produced by such arrangements since the costs of the existing infrastructure required to negotiate and operate these programs are largely fixed. Revenue received by the Company pursuant to the preferred alliance arrangements are classified in Service Fees and are included in the business segment to which they relate. Such fees have been a significant source of increases in revenue and operating income in the Company's statement of operations for 1996 compared to 1995.

INFORMATION TECHNOLOGY SERVICES.

   WizCom International, Ltd ("WizCom"), a wholly owned indirect subsidiary of the Company, was formerly an indirect subsidiary of Avis, owns and operates the Wizard System more fully described under "CAR RENTAL BUSINESS -- Operations -- Avis -- The Wizard System" above. In 1995, Budget Rent
A Car Corporation ("Budget") entered into a computer services agreement with WizCom that provides Budget with certain reservation system computer services that are substantially similar to computer services provided to the Avis System. WizCom has also entered into agreements with hotel and other rental car companies to provide travel related reservation and distribution system services.

CREDIT INFORMATION BUSINESS.

   In May 1995 the Company acquired Central Credit Inc. ("CCI"), a gambling patron credit information business. CCI maintains a database of information provided by casinos regarding the credit records of casino gaming patrons, and provides, for a fee, such information and related services to its customers, which primarily consist of casinos.

VEHICLE MANAGEMENT SERVICES.

   Upon consummation of its acquisition of PHH, the Company will acquire indirectly PHH Vehicle Management Services Corporation ("VMS"), which provide fully integrated vehicle management services to corporate clients and government agencies. These services include providing advisory services for automobile fleet management programs and managerial services. In addition, VMS provides managerial services which include purchasing automobiles, arranging for their delivery through new car dealers located throughout the United States, Canada, the United Kingdom and the Republic of Ireland, as well as capabilities in Mexico and throughout Europe, complying with various local registration, title, tax and insurance requirements, pursuing warranty claims with automobile manufacturers and selling used cars at replacement time. VMS offers various leasing plans for its vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit. Also, VMS offers fuel and expense management programs to corporations and government agencies for the control of automotive business travel expenses in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany, with capabilities in Mexico and throughout Europe. Through a service card and billing service, a client's traveling representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

MORTGAGE SERVICES.

   Also through its proposed acquisition of PHH, the Company will acquire the twelfth largest originator of residential first mortgage loans in the United States, PHH Mortgage. PHH Mortgage offers services consisting of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. PHH Mortgage is a centralized mortgage lender conducting its business primarily from its location in Mount Laurel, New Jersey, servicing customers in all fifty states. PHH Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA") while generally retaining mortgage servicing rights.

REGULATION

   Franchise Regulation. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

   Real Estate Brokerage Regulation. The federal Real Estate Settlement Procedures Act and state real estate brokerage laws restrict payments which real estate brokers may receive in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving the Company's real estate brokerage franchisees.

   Timeshare Exchange Regulation. The Company's timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, the Company is subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually, with regulators in states which require it, the "RCI Disclosure Guide to Vacation Exchange". The Company is not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, but such statutes directly affect the members and resorts that participate in the RCI Network. Therefore, the statutes indirectly impact the Company.

   Car Rental Regulation. The Company's car rental business is subject to federal, state and local laws and regulations pertaining to, among other things, taxing and licensing of vehicles, currency controls, consumer credit, labor matters and retail vehicle sales. For the principal environmental regulatory requirements applicable to such operations, see "CAR RENTAL BUSINESS --Environmental Matters."

   Gaming Credit Regulation. Under the Delaware General Corporation Law, because the Company may be required to have licenses from state agencies or other authorities to conduct its gaming credit information business and because the licenses may be conditioned upon some or all of the stockholders possessing certain prescribed qualifications, the Company's capital stock may be made subject to redemption by the Company to the extent necessary to prevent the loss of such licenses. As a result, the Company's Certificate of Incorporation and By-Laws contain provisions which (i) make the right of stockholders required to be qualified by relevant gaming authorities to vote capital stock held by them depend upon their prompt qualification by the relevant gaming authorities (or the prompt receipt of a waiver of such qualification) and prevent stockholders found to be disqualified under applicable gaming laws and regulations from voting any shares of stock beneficially owned by them on any matter, (ii) provide for the disposition, at the Company's option, of any publicly-traded securities held by any person required to be qualified who has not been qualified (or obtained a waiver of such qualification) or any person found to be disqualified and (iii) provide for the redemption, at the Company's option, of any shares of capital stock of the Company held by any person required to be qualified who has not been qualified (or obtained a waiver of such qualification) or any person found to be so disqualified. The purpose of these provisions is to provide a procedure permitting the Company either (a) to require any person required to be qualified who has not been qualified (or obtained a waiver of such qualification) or any person found unsuitable or disqualified to hold capital stock in the Company to dispose of his securities or (b) to redeem capital stock held by any such person.

EMPLOYEES

   As of December 31, 1996, the Company employed approximately 30,900 persons full time. Approximately 14,000 employees work in the Avis car rental operations, 4,000 of whom are represented by 65 various local unions under contracts expiring on a variety of dates. No local union represents more than 2.5% of the Company's employees. Management considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

   The principal executive offices of the Company are in a building owned by the Company located at 6 Sylvan Way, Parsippany, New Jersey 07054. The Company leases all other office facilities and seven lodging reservation system offices in the United States, and one reservation center in Saint John, New Brunswick, Canada. The Company leases space in Tulsa, Oklahoma for its Avis car rental reservations system pursuant to a lease expiring in 2001, and leases office space for Avis and WizCom in Garden City, New York pursuant to a lease expiring in 2015. The Company also leases or has concessions relating to space for its Avis business at 707 locations in the United States and 97 locations outside the United States for all of its operations and owns a 166,000 square foot building in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Avis. The Company owns two office locations used in connection with RCI's business and leases 19 locations in the United States and 38 locations internationally. The Company also leases sales offices and other ancillary office space in locations around the country. Management believes that such properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any litigation, other than litigation incidental to the business of the Company. None of such litigation, either individually or in the aggregate, is material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET PRICE ON COMMON STOCK

   Since the initial public offering of the Company's Common Stock at $4 per share, effective December 9, 1992, the Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "HFS". At March 21, 1997 the number of stockholders of record was approximately 514. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE for 1996 and 1995.

 1996               HIGH        LOW
---------------  ---------  ---------
First Quarter  .   $51.500    $36.500
Second Quarter      75.500     45.500
Third Quarter  .    72.000     49.125
Fourth Quarter      79.875     55.750

 1995               HIGH        LOW
---------------  ---------  ---------
First Quarter  .   $16.750    $12.500
Second Quarter      17.625     13.875
Third Quarter  .    27.000     17.000
Fourth Quarter      40.875     25.375

   On March 21, 1997 the last sale price of the Company's Common Stock on the NYSE was $65.75 per share.

   All stock price information has been restated to reflect a two-for-one stock split effected in the form of a dividend to stockholders of record on January 30, 1996, payable on February 14, 1996.

DIVIDEND POLICY

   The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                      HFS INCORPORATED AND SUBSIDIARIES
                     SELECTED CONSOLIDATED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                       1996         1995         1994         1993         1992
                                   -----------  -----------  -----------  -----------  -----------
OPERATING DATA
Total revenue ....................  $  799,040   $  412,983    $312,547     $257,070     $202,954
Total expenses ...................     515,393      278,078     221,904      196,402      174,251
Income before extraordinary loss       169,584       79,730      53,489       34,323       19,857
Extraordinary loss ...............          --           --          --       12,845        1,622
                                   -----------  -----------  -----------  -----------  -----------
Net income .......................  $  169,584   $   79,730    $ 53,489     $ 21,478     $ 18,235
                                   -----------  -----------  -----------  -----------  -----------
PER SHARE INFORMATION
(PRIMARY)
Income before extraordinary loss    $     1.29   $       .74   $     .53    $     .35    $     .23
Extraordinary loss (net of tax)  .          --           --          --           .13          .02
                                   -----------  -----------  -----------  -----------  -----------
Net income .......................  $     1.29   $       .74   $     .53    $     .22    $     .21
                                   -----------  -----------  -----------  -----------  -----------
(FULLY DILUTED)
Income before extraordinary loss    $     1.29   $       .73   $     .53    $     .34    $     .23
Extraordinary loss (net of tax)  .          --           --          --           .13          .02
                                   -----------  -----------  -----------  -----------  -----------
Net income .......................  $     1.29   $       .73   $     .53    $     .21    $     .21
                                   -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA
Franchise agreements, net ........  $  995,947   $  517,218    $495,026     $504,572     $395,785
Total assets .....................   4,288,921    1,165,808     774,097      735,821      545,330
Long-term debt ...................     748,421      300,778     347,416      347,712      236,088
Stockholders' equity .............   2,476,501      560,191     280,569      267,409      226,559

   There were no dividends declared during the periods presented above.

   All per share information presented has been retroactively adjusted to reflect the stock splits discussed in Note 1 in the Notes to the Consolidated Financial Statements.

   On April 29, 1993, the Company purchased the outstanding stock of the company which owns the Super 8 Motel franchise system ("Super 8"). On May 11, 1995, the Company acquired by merger Central Credit Inc. ("CCI"), a gambling patron credit information business. On August 1, 1995, a majority owned subsidiary of the Company acquired the Century 21 real estate brokerage franchise system ("Century 21"). On January 23, 1996, the Company acquired the assets comprising the Travelodge hotel franchise system in North America.
On February 12, 1996, the Company purchased substantially all the assets comprising the Electronic Realty Associates residential real estate brokerage franchise system. During the second quarter of 1996, the Company purchased the six previously non-aimed regions of the CENTURY 21 franchise system.
On May 31, 1996, the Company acquired the Coldwell Banker real estate brokerage franchise system and relocation business ("CB"). On October 17, 1996, the Company acquired the common stock of Avis, Inc. ("Avis") which owns the world's second largest car rental system. On November 12, 1996, the Company acquired the common stock of Resorts Condominium International, Inc. ("RCI"), provider of timeshare exchange programs. Consolidated results of the Company include the operating results of Days Inn, Super 8, CCI, Century 21, CB and RCI since the respective dates of acquisition (see Note 2 in the Notes to the Consolidated Financial Statements).

   On November 22, 1994, the Company distributed its business of financing, developing and operating casino gaming facilities to shareholders in accordance with a formal plan adopted by the Board of Directors on September 9, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

   In 1996, HFS Incorporated (together with its subsidiaries, the "Company") evolved from the world's largest franchisor of lodging properties and real estate brokerage offices to a global service provider. Although the Company provides fee-based services that primarily fall within the Travel and Real Estate industries, the Company generally neither owns the assets nor shares the risks associated with the underlying businesses of its customers. Within the travel industry, the Company is the world's largest franchisor of lodging facilities ("Lodging") and provider of vacation timeshare exchange services ("Timeshare"). The Company also owns Avis, Inc., the second largest car rental system worldwide ("Car Rental"). The Company will undertake an initial public offering of the Avis car rental operation in September 1997 that is expected to dilute the Company's interest in such car rental operation to 25% and replace car rental ownership earnings with revenue from franchise, reservation and information technology agreements. Within the real estate industry, the Company is the world's largest franchisor of real estate brokerage offices ("Real Estate Franchise") and the second largest provider of corporate relocation services ("Relocation").

   In November 1996, the Company announced an agreement to acquire PHH Corporation ("PHH") in a $1.7 billion transaction which will be accounted for as a pooling of interests. PHH's business lines, which complement the Company's travel and real estate industry segments, include the world's largest corporate relocation business and the twelfth largest mortgage service business in the United States. PHH also provides international fleet management services.

   All comparisons within the following discussion are to the previous year, unless otherwise stated.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

   Consolidated net income increased 113% to $169.6 million in 1996 while earnings per share ("EPS") increased 77% to $1.29. Operating income (revenue less expenses excluding interest and income taxes) increased in the Company's all of Lodging business, which was established in 1990, as well as in the Company's other business segments which grew substantially by acquisitions in 1996.

   Consolidated revenue increased 93% to $799.0 million including a 15% ($48.9 million) increase in Lodging revenue and a 441% ($337.1 million) revenue increase for the aggregate of the other segments, which include significant 1996 acquisitions. Prior to 1996, historical Company operating margins have exceeded 58% for all years presented based on the strength of the Company's franchise businesses, especially Lodging, which continues to yield operating margins in excess of 60%. Operating margins for recently acquired business segments are substantial; however, they do not match the franchise business results, as those businesses generate revenue from the value of their intellectual property and because consolidated depreciation and amortization of acquired assets has increased $38.4 million (124%) due to the high level of 1996 acquisition activity.

   Interest expense increased 50% ($11.0 million) primarily resulting from the issuance of $240 million, 4 3/4% Convertible Senior Notes ("4 3/4% Notes") in February 1996 while the weighted average effective interest rate decreased from 5.94% to 5.67%.

   The Company collects certain service fees from lodging and real estate franchisees, which it disburses completely for marketing and reservation activities on behalf of franchisees. Since the Company administers such funds on a pass through basis, management analyzes business results for the Lodging and Real Estate franchise segments in terms of revenue, net of marketing and reservation expenses ("Net revenue") and operating expenses. Net revenue consists of gross revenue of $799.0 million, $413.0 million and $312.5 million for 1996, 1995 and 1994, respectively, less $169.3 million, $144.0 million and $130.3 million of marketing and reservation expenses, for the same respective periods.

in gross and net revenue is approximately the same for all years presented. Operating expenses include depreciation and amortization but exclude interest expense and income taxes. Results for the combined segments are as follows ($000's):

                                                     VARIANCE                VARIANCE
OPERATING INCOME               1996        1995      96 V 95       1994      95 V 94
-------------------------  ----------  ----------  ----------  ----------  ----------
Net revenue ..............   $629,725    $269,019      134%      $182,279       48%
Operating expenses .......   $313,324    $112,325      179%      $ 72,951       54%
Operating income .........   $316,401    $156,694      102%      $109,328       43%
Operating margin .........       50.2%       58.2%     (14)%         60.0%      (3)%
Depreciation/amortization
 included in above .......   $ 69,234    $ 30,857      124%      $ 23,723       30%

TRAVEL INDUSTRY

LODGING

   The Company operates eight nationally recognized brands with approximately 5,400 lodging properties under franchise contracts of up to 20 years in duration. The Company provides central reservation system services and national marketing programs, which are completely funded by its franchisees based on a designated portion of its franchise fee. The Company charges royalty fees based on a percentage of franchisee gross room sales to fund all expenses not covered by marketing and reservation fees, such as quality assurance inspections and franchise sales and service functions. Accordingly, the significant revenue drivers of the Company are the number of royalty-paying franchise units and the average royalty rate at which they pay. Relevant but less significant are the average daily rate and occupancy percentage of the underlying lodging properties.

 OPERATING INCOME ($000'S)     1996         1995       VARIANCE
-------------------------  -----------  -----------  ----------
Net revenue ..............   $227,840     $196,704       16%
Operating expenses........   $ 87,667     $ 75,025       17%
Operating income..........   $140,173     $121,679       15%
Operating margin .........       61.5%        61.9%      (1%)
Depreciation/amortization
 (included in above)......   $ 30,852     $ 26,058       18%

   Operating income increased 15% and net revenue increased 16% as a result of a 13% increase in royalty and a 41% increase in revenue from preferred alliance partners seeking access to the Company's franchisees and their underlying consumer base. Results for 1996 demonstrated that room growth is the most significant outcome driver for franchisee royalty, as the Company added 55,253 net rooms in 1996, representing a 133% increase from 1995 results. The Company added 94,506 rooms in 1996 (including 30,274 rooms added by the acquisition of Travelodge franchise contracts) and terminated 39,253 rooms in 1996 (including 6,053 Park Inn International rooms, comprising the franchise system sold in September 1996 for $2.2 million). In 1995, the Company added 63,280 rooms (including 9,780 rooms added by the acquisition of Knights Inn franchise contracts) and terminated 39,603 rooms (including 22,151 related to a special year-end removal of properties as a result of the repositioning and tightening of quality standards of the Company's brands). Total U.S. system revenue per available room ("REVPAR") increased 1.3% primarily due to a 1.9% increase in the average daily rates charged at franchised lodging facilities ("ADR"), however, REVPAR for comparable properties increased 3.3% as a result of increases in ADR.

   The 17% ($12.6 million) increase in operating expenses included an 18% increase ($4.8 million) in depreciation and amortization, primarily related to the excess of cost over net assets acquired ("goodwill") associated with the acquisitions of the Travelodge and Knights Inn franchise systems in January 1996 and August 1995, respectively. Selling, general and administrative expenses ("SG&A") increased 16% ($7.8 million), primarily as a result of a $2.0 million of increase in franchise sales and $1.9 million of scheduled Ramada license fee increases.

CAR RENTAL

   The Company acquired Avis, Inc. on October 17, 1996 for approximately $800 million in cash and Company common stock. Prior to the acquisition date, the Company announced its plan to undertake an initial public offering (the "IPO") of Avis' car rental operating subsidiary ("ARAC") within one year of the acquisition date and dilute its interest in ARAC to approximately 25%. The Company will retain assets that are consistent with the Company's service provider business profile, including the trademarks, franchise agreements, reservation system and information technology system assets. ARAC will pay fees to the Company based on franchise agreements commencing in 1997 (as well as fees associated with reservation and information technology agreements) that are typical to a traditional franchise relationship. The Car Rental segment generated $6.1 million of operating income which was comprised of $9.5 million of revenue and $3.4 million of operating expenses for the period October 17, 1996 to December 31, 1996. Net revenue consists primarily of third party franchise fees and $2.3 million of equity in earnings of ARAC from the October 17, 1996 acquisition date during the weakest calendar quarter in the car rental business. Operating expenses primarily consisted of depreciation and amortization expenses associated with the Avis trademark and goodwill.

TIMESHARE

   The Company acquired RCI on November 12, 1996 for $487 million plus up to $200 million of contingent consideration. RCI sells subscription memberships to owners of vacation timeshare resorts which allows the members to exchange their timeshare accommodations for time share accomodations owned by other members at participating affiliated resorts worldwide. In addition to membership fees, RCI earns fees for exchanges processed by its call center. The key timeshare revenue drivers include the number of fee paying members and exchanges as well as each corresponding average fee. The operating income summary for the period November 12, 1996 to December 31, 1996 is as follows ($000's):

 OPERATING INCOME
-------------------------
Net revenue ..............   $30,723
Operating expenses........   $25,013
Operating income..........   $ 5,710
Operating margin .........      18.6%
Depreciation/amortization
 included in above........   $ 2,559

   Net revenue primarily consists of $11.3 million of membership fees and $12.1 million of exchange fees. Assuming Company ownership of timeshare operations since January 1, 1995, pro forma annual membership and exchange fee revenue increased 12% to $102.0 million and 11% to $157.6 million, respectively. Total members and exchanges for full year 1996 increased 8% to
2.2 million and 9% to 1.7 million compared to 1995, respectively. Operating expenses consist primarily of $15.4 million and $2.5 million of staff and communication costs associated with member services (call centers) and other timeshare functions for the period November 12, 1996 to December 31, 1996.

REAL ESTATE INDUSTRY

REAL ESTATE FRANCHISE

   The Company licenses brand names to independently owned brokerage offices associated with three of the four largest franchise systems in the world. The Company acquired the world's largest franchise system, the CENTURY 21 franchise system in August 1995, the ERA franchise system in February 1996 and the Coldwell Banker franchise system in May 1996. Similar to Lodging, the most significant revenue driver for real estate franchise is unit growth and the number of sales associates affiliated with the underlying franchise brokerage offices. Royalties generally based on a percentage of franchisee commission revenue fund the franchise sales, service and training efforts. Marketing fee collections fund national advertising expenditures and other marketing activities.

 OPERATING INCOME ($000'S)     1996         1995      VARIANCE
-------------------------  -----------  ----------  ----------
Net revenue ..............   $231,132     $43,771       428%
Operating expenses........   $127,421     $24,494       420%
Operating income..........   $103,711     $19,277       438%
Operating margin .........       44.9%       44.0%        2%
Depreciation/amortization
 included in above........   $ 27,317     $ 2,997       811%

   Operating income and net revenue increased 438% and 428% respectively, as a result of the CENTURY 21 franchise system's first full year contribution to operating results and partial year contributions from the acquired Coldwell Banker and ERA franchise systems. The three franchise systems license their trademarks to approximately 11,300 brokerage offices with approximately
184,000 sales associates at December 31, 1996. The royalty portion of revenue increased $162.8 million (361%) and revenue from preferred alliances grew from $208,000 to $13.4 million, net of the Company's $11.0 million fourth quarter write-off of revenue associated with the licensing of the CENTURY 21 trademark to Amre, Inc., which filed for bankruptcy protection in February 1997. The Company is currently negotiating with home improvement companies to license the CENTURY 21 trademark.

   Operating expenses increased 420% ($102.9 million) as a result of incremental expenses associated with acquired franchise systems. Operating expenses also included a $5.0 million restructuring charge associated with the second quarter 1996 contribution of Coldwell Banker's former owned brokerage business to National Realty Trust (the "Trust"), an independent entity governed by independent trustees. The Company's operating income and operating margin excluding the contribution to the Trust would have increased from $103.7 million to $108.7 million and from 44.9% to 47.0%.

RELOCATION

   Relocation segment services primarily consists of the purchase, management and resale of homes for transferring employees of corporate clients and members of affinity group clients. Although the Company acquires the home of client employees, the client corporation reimburses the Company for carrying costs until the home is sold and for home sale losses. Accordingly, the Company earns a fee for services with no real estate risk. Operating expenses primarily consist of sales and service staffing and related costs. Operating results include contributions from Coldwell Banker Relocation Services, Inc. ("CBRS") from the May 31, 1996 acquisition date and from Worldwide Relocation Management, Inc. ("WRM") since the August 1, 1995 acquisition date, as summarized below ($000's):


OPERATING INCOME ($000'S)      1996       1995      VARIANCE
-------------------------   ----------  ---------  ----------
Net revenue ............     $77,983     $8,204        851%
Operating expenses......     $49,521     $3,783      1,209%
Operating income........     $28,462     $4,421        544%
Operating margin .......        36.5%      53.9%       (32%)

   Net revenue in 1996 includes $59.2 million of revenue from CBRS since the Company's May 31, 1996 acquisition date and $16.0 million of net revenue from WRM. Net revenue in 1995 represents five months of results from WRM only. Operating expenses increased 544% due to the acquisition of CBRS and a full year's contribution from WRM. The operating margin decrease reflects service costs associated with CBRS, a full service relocation company and the second largest relocation services company worldwide.

1995 COMPARED TO 1994

   Consolidated net income increased 49% to $79.7 million in 1995 while EPS increased 38% to $.73. Company operations primarily consisted of Lodging through August 1, 1995, the date the Company commenced Real Estate Franchise segment operations by acquiring the CENTURY 21 franchise system for $275 million. Real Estate Franchise revenue and operating profits comprised 16% and 12%, respectively, of corresponding consolidated 1995 totals compared to none in 1994.

   Interest expense increased $1.4 million representing incremental financing costs associated with the CENTURY 21 transaction and a general rise in interest rates in 1995 compared to 1994. Despite average LIBOR rate increases approximating 84 basis points, the Company's average borrowing rate increased only 40 basis points to 6.0%, principally as a result of favorable fixed rate debt securities issued in 1994 and 1993.

   Results for the combined segments are as follows ($000's):

 OPERATING INCOME ($000'S)     1995         1994       VARIANCE
-------------------------  -----------  -----------  ----------
Net revenue ..............   $269,019     $182,279        48%
Operating expenses........   $112,325     $ 72,951        54%
Operating income..........   $156,694     $109,328        43%
Operating margin .........       58.2%        60.0%       (3%)
Depreciation/amortization
 included in above........   $ 30,857     $ 23,723        30%

   Consolidated net revenue increased 48% to $269.0 million while operating profits increased 43% to $156.7 million. Indicative of the Company's operating leverage, the Company's operating margins including Real Estate Franchise approximated 58.2% in 1995. The Company maintained significant operating margins despite the development and integration of a Real Estate Franchise infrastructure during the period following its August 1995 acquisition of the CENTURY 21 franchise system.

LODGING

 OPERATING INCOME ($000'S)     1995         1994       VARIANCE
-------------------------  -----------  -----------  ----------
Net revenue ..............   $196,704     $170,426        15%
Operating expenses........   $ 75,025     $ 67,939        10%
Operating income..........   $121,679     $102,487        19%
Operating margin .........       61.9%        60.1%        3%
Depreciation/amortization
 included in above........   $ 26,058     $ 21,921        19%

   Lodging net revenue increased 15% as a result of a $20.7 million (16%) increase in royalty and a $6.8 million (49%) increase in revenue from preferred alliances seeking access to franchisees and their customers. Room growth represented the most significant revenue outcome driver contributing to the revenue increase. The Company added 63,280 rooms during 1995, representing an 18.8% increase, but also terminated 39,603 rooms including 22,151 rooms in a special year-end removal of properties as a result of the repositioning and tightening of quality standards of the Company's brands. Total REVPAR increased 3.0% primarily due to a 2.6% increase in the average daily rates charged at franchisee hotels and the average royalty rate for 1995 increased 1.8% when compared to 1994.

   Demonstrating the Company's ability to translate revenue into earnings, operating income increased $19.2 million (19%) while operating expenses increased only $7.1 million (10%). The increase in operating expenses included $4.6 million of franchise sales and bad debt expenses associated with system growth as well as $1.5 million of scheduled Ramada license fee increases. Depreciation and amortization expense also increased $4.1 million in part from a full year's expense in 1995 related to the newly developed reservation system for the Days Inn franchise system which was implemented in October 1994. The increase was also attributable to goodwill amortization associated with the issuance of Company common stock in December 1994 and September 1995, pursuant to an earnout agreement entered into with Bryanston Group, Inc., an affiliate of the sellers of the Days Inn franchise system.

REAL ESTATE FRANCHISE

   The CENTURY 21 franchise system contributed $43.8 million of net revenue and $19.3 million of operating profit for the five months following the Company's August 1, 1995 acquisition. Franchise fees paid by the approximately 6,000 CENTURY 21 franchised brokerage offices approximated $42.1 million and comprised the significant portion of Real Estate Franchise net revenue. Operating expenses included $21.5 million of SG&A, including franchise sales, service and training expenses and $3.0 million of depreciation and amortization associated with goodwill and franchise agreements acquired in the CENTURY 21 acquisition.

LIQUIDITY AND CAPITAL RESOURCES

ACQUISITIONS OVERVIEW

   In 1996, the Company expanded and strengthened its leadership position in its lodging and real estate brokerage franchise businesses with additional franchise system acquisitions. The Company also extended the scope of its operations by acquiring other businesses that are leading providers of services to the consumer travel and real estate markets. The acquired businesses share similar characteristics, foremost of which is that each was immediately accretive to Company earnings. Revenue is substantially generated from service fees and not dependent on hard assets or the need for capital expenditures other than technology investments which support and historically have been substantially funded by the Company's customers. These service businesses each generate significant cash flows which is enhanced by the Company's operating leverage that provides acquired revenue streams without corresponding increases in operating infrastructure expenses.
The Company is currently positioned to cross market within its existing business segments and continues to pursue acquisitions and/or investments in service businesses that fit the profile described above. A review of pending and completed acquisitions in 1996 follows.

PENDING ACQUISITIONS

   PHH -- On November 10, 1996, the Company entered into a definitive merger agreement (the "Merger Agreement") pursuant to which the Company is expected to issue $1.7 billion of Company common stock in exchange for all of the outstanding common stock of PHH. PHH is the world's largest provider of corporate relocation services and also provides mortgage services and fleet management services. This transaction will be accounted for as a pooling of interests. Pursuant to the terms of the Merger Agreement, the number of Company shares to be issued may range from 21.3 million to 28.8 million (plus approximately 1.9 million shares in connection with outstanding PHH stock options), based upon the average share price of the Company's common stock over a period of 20 trading days ending five trading days prior to the date of the vote by PHH shareholders on approval of the transactions. Consummation of the transaction is subject to the approval of PHH and Company shareholders at special meetings to be held on April 30, 1997.

   The Company anticipates that it will incur a one-time restructuring charge in connection with the merger. The charge includes severance, facility consolidation and other transaction related costs associated with the integration of the Company and PHH businesses. The charge is estimated to approximate $267 million before related income tax benefits and will be paid with cash flow from operations and borrowings under the Company's revolving credit facility. The Company estimates the charge to result in annual pre-tax savings of approximately $100 million with the full benefit of cost reductions beginning in 1998.

   PHH reported $1.4 billion of revenue and $75.3 million of net income for the nine month period ended January 31, 1997 and $1.8 billion of revenue and $81.6 million of net income, for the year ended April 30, 1996. PHH reported total assets of $6.1 billion at January 31, 1997 and debt, primarily under fleet management and mortgage programs, of $4.7 billion. Although PHH's debt to equity ratio approximates 7 to 1, such debt corresponds directly with related net investments in leased vehicles and equity advances on homes. Accordingly, Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") assigned investment grade ratings of A+ and A2, respectively to PHH debt and A1 and P1, respectively to PHH commercial paper. On a pro forma basis for the PHH transaction, total assets and stockholders' equity of the Company as of September 30, 1996 approximated $10.3 billion and $2.8 billion, respectively.

   Value -- On March 3, 1997, the Company announced that it reached an agreement in principle to acquire Value Rent-A-Car ("Value") for $175 million in cash which will be financed with borrowings under the Revolving Credit Facility. The Company anticipates that Value would be added to the Car Rental Segment in the second quarter 1997, subject to execution of definitive documentation and approval of the respective boards of directors. The Company intends to expand Value, which predominately serves the leisure market in 45 corporate-owned locations, through franchising additional locations.

   Sheraton -- On January 27, 1997, Hilton Hotels Corporation ("Hilton") announced that it had reached a preliminary understanding to license certain assets to the Company in connection with its pending tender offer for the outstanding common stock of ITT Corporation ("ITT"). Pursuant to the preliminary understanding, subject to Hilton's successful acquisition of ITT, the Company would license the Sheraton trademark, franchise system and management agreements worldwide under a long-term contract. The transaction is subject to Hilton's acquisition of ITT as well as negotiation of definitive agreements relating to the proposed license agreement. There can be no assurance that Hilton's attempt to acquire ITT will be successful or that the Company and Hilton will consummate the proposed transaction.

COMPLETED ACQUISITIONS

   RCI -- On November 12, 1996, the Company completed the acquisition of all the outstanding common stock of RCI for approximately $487 million comprised of $412 million in cash and $75 million of Company common stock plus future contingent payments of up to $200 million over the next five years. The cash portion of the purchase price was funded with borrowings under a revolving credit facility and excess proceeds from a second quarter public offering of approximately 19.4 million shares which generated $1.2 billion of proceeds (the "Offering").

   RCI, based in Indianapolis, Indiana, is the world's largest provider of timeshare exchange programs, providing services for approximately 2.2 million timeshare owners and approximately 3,100 resorts around the world. RCI is also engaged in publishing related to the timeshare industry and provides other travel-related services, integrated software systems, resort management and consulting services.

   Avis -- On October 17, 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 4.6 million shares) of Company common stock. The cash portion of the purchase price was funded with excess proceeds from the Offering.

   Prior to the consummation of the acquisition, the Company announced its plan to undertake an IPO of ARAC within one year of the acquisition date and dilute its interest in ARAC to approximately 25%. ARAC will license the Avis trademark from the Company in return for a license fee based on a percentage of ARAC revenue. The Company also provides reservation and information technology services to ARAC.

   Coldwell Banker -- On May 31, 1996, the Company acquired by merger Coldwell Banker (the "Merger") for $640 million of cash plus repayment of approximately $105 million of indebtedness. At the effective date of the Merger, Coldwell Banker had 2,164 franchised brokerage offices and owned 318 residential real estate brokerage offices ("Owned Brokerage Business") in the United States, Canada and Puerto Rico, representing the third largest real estate brokerage system in the United States.

   The Company financed the Coldwell Banker transaction with a portion of the approximately $1.2 billion of proceeds from the Offering. Immediately following the closing of the Merger, the Company conveyed the Owned Brokerage Business to the Trust and recorded a $5 million pre-tax restructuring charge.

   CENTURY 21 Non-owned Regions -- During the second quarter of 1996, the Company completed the acquisition of six U.S. CENTURY 21 regions which were licensed to four independent master licensees. The aggregate purchase price consisted of approximately $96 million of cash, $5 million of notes and $46 million (approximately 0.9 million shares) of the Company's common stock. These acquisitions resulted in the Company receiving royalty fees of up to 6% of the franchisee gross commissions generated by such offices compared to less than 1% previously received under the master licensing agreements. The cash portion of the aggregate purchase price was financed with proceeds from the issuance of the 4 3/4% Notes.

   ERA -- On February 12, 1996, the Company purchased substantially all of the assets comprising the ERA residential real estate brokerage system for approximately $40.5 million was financed by borrowings under the Company's revolving credit facility.

   CENTURY 21 -- On August 1, 1995, a majority-owned Company subsidiary, C21 Holding Corp. ("Holding"), acquired Century 21 from Metropolitan Life Insurance Company ("MetLife") for an aggregate purchase price of $245 million plus expenses. In February 1996, the Company paid the $30 million contingent portion of the purchase price of Century 21 and redeemed $80 million of Century 21 redeemable preferred stock issued by MetLife prior to the acquisition. The Company financed these payments with proceeds from the 4 3/4% Notes.

   Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders' Agreement dated as of August 1, 1995 among C21 Holding Corp., the Company and a group of former executives of Century 21 Real Estate Corporation (the "Former Management") pursuant to which the Company owns 87.5% of C21 Holding Corp. and the Former Management owns 12.5% of C21 Holding Corp. Such amendment provides for the acceleration of the Company's option to purchase the 12.5% ownership from the Former Management at fair market value, determined as of the Effective Date. The Company is in the process of determining the fair market value of C21 Holding Corp. and expects to complete such purchase in early 1997.

   Travelodge -- On January 23, 1996, the Company purchased the assets comprising the Travelodge hotel franchise system in North America, including the Travelodge and Thriftlodge service marks and franchise agreements from Forte Hotels, Inc. ("FHI") for $39.3 million. The Company financed the acquisition with borrowings under its revolving credit facility and repaid the borrowings with proceeds from the 4 3/4% Notes.

   Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary, (collectively, "MOA"), purchased 20 Travelodge motels from FHI for $32.3 million. Chartwell Leisure, Inc. ("CHRT") (formerly National Lodging Corp.), a former wholly owned Company subsidiary which was distributed to the Company shareholders in November 1994, purchased all of the capital stock of FHI for $98.4 million. FHI owned or had an interest in 112 hotel and motel properties at the acquisition date. MOA, a significant Company franchisee, entered into twenty year Travelodge franchise agreements for the lodging properties it acquired from FHI. The Company financed $10 million of MOA's purchase price under a $10 million revolving credit facility, bearing interest at 14% per annum. The loan is guaranteed by the parent company of MOA and secured by approximately 80% of MOA's outstanding common stock.

   In connection with CHRT's acquisition of FHI, the Company guaranteed $75 million of CHRT borrowings under a $125 million revolving credit facility entered into by CHRT with certain banks. The Company is paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company pursuant to a Financing Agreement. Such guarantee is expected to terminate upon CHRT's refinancing of its revolving credit facility planned for the second quarter of 1997.

   Concurrent with the acquisition of the Travelodge franchise system and CHRT's acquisition of FHI, the marketing and advisory agreements between the Company and CHRT were terminated. The corporate services agreement was modified to provide that the Company was to provide financial and other corporate administrative support and advisory services through September 1996 and thereafter advisory services through January 2019 for a fee of $1.5 million per year. This agreement was terminated in November 1996 by mutual agreement, with the Company receiving $9.5 million in consideration for consenting to the early termination of such agreement. Additionally, CHRT paid a $2.0 million advisory fee to the Company in connection with CHRT's acquisition of FHI.

EQUITY TRANSACTIONS

   Treasury Purchases -- On January 7, 1997, the Board of Directors authorized the purchase of 2.6 million shares of Company common stock to satisfy stock option exercises and conversions of convertible debt securities and to fund future acquisitions. The Company acquired approximately 2.6 million treasury shares in January and February 1997 for $179.4 million with revolving credit borrowings.

   The Company completed the offering of 19.4 million shares of common stock in the second quarter of 1996 which yielded net proceeds to the Company after expenses of approximately $1.2 billion. Approximately $755 million of the proceeds were used to finance the acquisition of Coldwell Banker and $75 million was used to repay outstanding borrowings under the Company's existing credit facility. The remaining $331 million of proceeds were used as partial consideration for the October 17, 1996 and November 12, 1996 acquisitions of Avis and RCI, respectively.

   The Company issued 0.9 million shares of common stock in May 1996 in connection with the acquisition of the CENTURY 21 non-owned regions. Also, the Company issued 4.6 million and 1.0 million shares in connection with the October 17, 1996 and November 12, 1996 acquisitions of Avis and RCI, respectively.

FINANCING

   The Company continues to believe that it has excellent liquidity and access to liquidity through various sources. The Company has generated significant positive cash flow from operations in every quarter since its initial public offering in December 1992. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. Indicative of the Company's creditworthiness, following the announcement of the PHH merger, S&P and Duff
& Phelps affirmed their A credit rating of the Company's $540 million of publicly issued debt and Moody's affirmed their Baa1 rating and scheduled a review of the Company for possible upgrade. The Company generated $184.4 million of cash flow from operations during the year ended December 31, 1996, representing a $63.3 million (35%) increase from the year ended December 31, 1995. The Company reported a $110.7 million working capital deficiency at December 31, 1996 primarily as a result of $150 million of third party borrowings on behalf of ARAC which were acquired in the Avis acquisition. The Company will repay such debt in September 1997 upon receipt of proceeds from a corresponding intercompany loan due from ARAC.

   Cash and cash equivalents increased $39.7 million from December 31, 1995 to December 31, 1996. Approximately $182.3 million and $1.51 billion of the increase was attributable to net cash provided by operating activities and financing activities, respectively. This increase was offset by $1.66 billion of net cash used in investing activities. The increase from operating activities was primarily attributable to $169.6 million of net income and $71.3 million of depreciation and amortization net of $78.3 million increase in trade payables. Investing activities required the use of $1.60 billion of cash used to purchase the net assets of acquired businesss exclusive of acquired cash, and $42.5 million of property and equipment additions including company headquarters improvements (first occupied in September 1996), a new reservation system for the Super 8 franchise system and computer equipment following the Company's termination of a contract with an information technology services provider. Approximately $1.2 billion and $447.1 million of proceeds were received (and reported as net cash provided by financing activities) in connection with the Offering, and borrowings under the Revolving Credit Facilities.

   On October 2, 1996, the Company replaced an existing $300 million revolving credit facility with $1 billion of revolving credit facilities consisting of (i) a $500 million, five year revolving credit facility and a $500 million, 364 day credit facility (the "364 Day Revolving Credit facility") (collectively the "Revolving Credit Facilities"). The Company may renew the
364 Day Revolving Credit Facility on an annual basis for an additional 364 days up to a maximum aggregate term of five years upon receiving lender approval. The Revolving Credit Facilities, at the option of the Company, bear interest at rates based on competitive bids of lenders participating in the facilities, at the prime rate or at LIBOR plus a margin approximating 25 basis points. The Company may request $500 million of additional credit availability under the Revolving Credit Agreement. Outstanding borrowings under the Revolving Credit Facilities approximated $205 million at December
31, 1996.

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

   Long-term debt primarily consists of $540 million of publicly issued debt, $205 million of borrowings under the Revolving Credit Facilities and $150 million of acquired Avis fleet financing, borrowed on behalf of the car rental operating company subsidiary, ARAC, which will be repaid upon settlement of the corresponding intercompany loan due from ARAC prior to the IPO. Publicly issued debt includes the $240 million of 4 3/4% Notes (convertible) due 2003, $150 million of 4 1/2% convertible senior notes due 1999 and $150 million of 4 7/8% senior notes due December 1998. Interest on the publicly issued debt is paid semi-annually. Long-term debt increased from $303.0 million at December 31, 1995 to $901.4 million at December 31, 1996, due to the issuance of the 4 3/4% Notes, $205 million of borrowings under the Revolving Credit Facilities which financed the November acquisition of RCI and $150 million of acquired

Avis debt which is expected to be repaid by ARAC in September 1997. The weighted average stated interest rate on long-term debt at December 31, 1996 was 5.7% compared to the weighted average stated interest rate of 5.2% at December 31, 1995 as the result of revolving credit borrowings in 1996.

   The Company has investments in Europe and Asia in its timeshare business. Therefore, changes in the value of foreign currencies, principally sterling, affect the Company's balance sheet and cash flow statements when translated into U.S. dollars. The Company will enter into forward exchange contracts to reduce the impact of changes in foreign currency exchange rates with respect to its investment in foreign operating companies prior to such exposure becoming material.

IMPACT OF INFLATION

   The primary source of revenue of the Company through December 31, 1996 is based on a percentage of the franchised lodging facilities' gross room revenue and franchised real estate brokerage offices' gross commission revenue. As a result, the Company's revenue (excluding those changes attributable to a change in the number of franchises) is expected to change consistent with the trend of the consumer price index. The Company does not believe that inflation would have an unfavorable impact on its operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for the Company in financial statements issued after January 1, 1997. The Company does not expect the adoption of SFAS 125 to have a material impact on the financial condition or results of operations.

   In March 1997, FASB issued SFAS No. 128, "Earnings per Share" which is effective for the Company in financial statements issued after December 15, 1997. SFAS 128 supercedes APB 15 and replaces the presentations of primary EPS with a presentation of Basic EPS. It also requires presentation of Basic and Diluted EPS on the income statement for all entities with complex capital structures. Assuming SFAS 128 was applicable for 1996, the Company would have reported the following:

 Pro forma:
 Basic EPS.........   $1.46
 Diluted EPS.......   $1.29
As reported:
 Primary EPS.......   $1.29
 Fully diluted
 EPS...............   $1.29

SEASONALITY

   The principal sources of revenue for the Company are fees for services provided. Lodging and Car Rental franchise royalty fees share the same pattern of revenue experienced by their respective underlying industries, wherein summer months produce higher revenue due to increased leisure travel. Although the Timeshare business services the leisure traveler, exchanges are made and earned consistently throughout the year. Real Estate franchise fees and Relocation service fees are earned when residential home sale closings peak, which is generally in the summer months. On a weighted average basis, pro forma for acquired companies, the aggregate principal sources of revenue generate 22%, 26%, 28% and 24% of total annual revenue in the first, second, third and fourth calendar quarters, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

   The following individuals serve as directors of the Company as of March 21, 1997:

Henry R. Silverman, Chairman      Martin L. Edelman
John D. Snodgrass                 Robert E. Nederlander
Stephen P. Holmes                 Robert W. Pittman
Michael P. Monaco                 E. John Rosenwald, Jr.
James E. Buckman                  Leonard Schutzman
Christel DeHaan                   Robert F. Smith

   MR. SILVERMAN, age 56, has been a Director, Chairman of the Board, Chairman of the Executive Committee and Chief Executive Officer of the Company since May 1990. From November 1994 until February 1996, Mr. Silverman also served as Chairman of the Board and Chief Executive Officer of Chartwell Leisure Inc. ("Chartwell") formerly known as National Gaming Corp. and National Lodging Corp., an independent publicly traded company and former wholly owned subsidiary of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Company's relationships with Chartwell. Mr. Silverman currently continues to serve as a member of the Board of Directors of Chartwell.

   MR. SNODGRASS, age 40, has been a Director, President and Chief Operating Officer of the Company since February 1992 and was appointed Vice Chairman in September 1996. Mr. Snodgrass also serves as a Director, Chairman of the Board and Chief Executive Officer of several subsidiaries of the Company. From November 1994 through January 1996, Mr. Snodgrass served as Vice Chairman of the Board of Chartwell.

   MR. HOLMES, age 40, was appointed Vice Chairman of the Company in September 1996 and has served as a Director of the Company since June 1994. From July 1990 through September 1996 Mr. Holmes served as Executive Vice President, Treasurer and Chief Financial Officer of the Company. Mr. Holmes also serves as a director and officer of several subsidiaries of the Company. Mr. Holmes also serves as a Director and, from November 1994 to February 1996 was the Executive Vice President and Chief Financial Officer, of Chartwell. Mr. Holmes also serves as a director of Avis Europe Ltd.

   MR. MONACO, age 49, was appointed Vice Chairman and Chief Financial Officer of the Company in October 1996 and was elected to the Board of Directors effective January 27, 1997. Mr. Monaco also serves as a director and officer of several subsidiaries of the Company. Mr. Monaco served as Executive Vice President and Chief Financial Officer of the American Express Company from September 1990 to June 1996.

   MR. BUCKMAN, age 52, has been Executive Vice President, General Counsel and Assistant Secretary of the Company since February 1992 and a Director of the Company since June 1994. Mr. Buckman also serves as a director and officer of several subsidiaries of the Company. From November 1994 to February 1996, Mr. Buckman served as the Executive Vice President, General Counsel and Secretary of Chartwell and until August 1996 he served as a Director of Chartwell. He was a partner with Troutman, Sanders, Lockersman & Ashmore, an Atlanta, Georgia law firm from January 1990 to February 1992.

   MS. DEHAAN, age 54, was elected a Director of the Company effective in November 1996. Ms. DeHaan founded RCI in 1974, until November 1996 served as its Chairman and Chief Executive Officer and currently serves as the Chairman of the Board of Directors of RCI. Ms. DeHaan also currently serves as President and Chief Executive Officer of CD Enterprises, Inc.

   MR. EDELMAN, age 55, was elected a Director of the Company in November 1993. Mr. Edelman also serves as President and a Director of Chartwell. He has been a partner with Battle Fowler, a New York City law firm, from 1972 through 1993 and as of January 1, 1994 is Of Counsel to that firm. Battle Fowler has represented the Company in a number of transactions during the past fiscal year. Mr. Edelman is also a partner of Chartwell Hotels Associates, Chartwell Leisure Associates L.P., Chartwell Leisure Associates

L.P. II, and of certain of their respective affiliates. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of the Company's transactions with Battle Fowler, transactions with the Chartwell entities. Mr. Edelman also serves as a Director of Presidio Capital Corp., California Real Estate Investment Trust and Networks, Inc.

   MR. NEDERLANDER, age 63, has been a Director of the Company since July 1995. Mr. Nederlander has been President and Director since November 1981 of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. From February until June 1992, Mr. Nederlander was also the Company's interim President and Chief Operating Officer. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Mr. Nederlander has been President since October 1985 of Nederlander Television and Film Productions, Inc.; Chairman of the Board since January 1988 of Mego Financial Corp. ("Mego") and Vice Chairman of the Board since February 1988 to early 1993 of Vacation Spa Resorts, Inc., an affiliate of Mego. Mr. Nederlander also served as Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993 and as Vice Chairman from 1993 through October 1996. In October 1996, Mr. Nederlander became a director of News Communications, Inc., a publisher of community oriented free circulation newspapers. See "EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation" for a discussion of certain transactions and relationships between the Company and Mego.

   MR. PITTMAN, age 43, has been a Director of the Company since July 1994. Since October 1996 Mr. Pittman has been President and Chief Executive Officer of AOL Networks, a unit of America Online, Inc. From September 1995 through October 1996, Mr. Pittman served as the Chief Executive Officer and Managing Partner of the Company's wholly owned subsidiary, Century 21 Real Estate Corporation. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of certain transactions and relationships between the Company and Mr. Pittman. From 1990 until September 1995, Mr. Pittman served as President and Chief Executive Officer of Time Warner Enterprises, a business development unit of Time Warner Inc. and, from 1991 to September 1995, additionally, as Chairman and Chief Executive Officer of Six Flags Entertainment Corporation, the parent of Six Flags Theme Parks Inc. Mr. Pittman serves as a director of America Online, Inc.

   MR. ROSENWALD, age 66, was elected a Director of the Company effective in September 1996. Mr. Rosenwald has been, since 1988, Vice Chairman of The Bear Stearns Companies, Inc. Mr. Rosenwald also serves as a Director of The Bear Stearns Companies, Inc., Hasbro, Inc. and Frequency Electronics, Inc.

   MR. SCHUTZMAN, age 50, has been a Director of the Company since August 1993. Mr. Schutzman is currently Chairman of the Board and Chief Executive Officer of Triad Capital Corporation of New York, a small business investment company, and is a professor at the William E. Simon Graduate School of Business at the University of Rochester in Rochester, New York. Mr. Schutzman was Senior Vice President of PepsiCo Inc. from February 1987 to April 1995. Mr. Schutzman also serves as a Director of RCSB Finance, Inc., the bank holding company for Rochester Community Savings Bank.

   MR. SMITH, age 64, has been a Director of the Company since February 1993. From November 1994 until August 1996, Mr. Smith also served as a Director of Chartwell. Mr. Smith is the retired Chairman and Chief Executive Officer of American Express Bank, Ltd. ("AEBL"). He joined AEBL's parent company, the American Express Company in 1981 as Corporate Treasurer before moving to AEBL and serving as Vice Chairman and Co-Chief Operating Officer and then President prior to becoming CEO. Mr. Smith is currently a Partner in Car Component Technologies, Inc., an automobile parts remanufacturer, located in Bedford, New Hampshire.

   Messrs. Holmes and Pittman were Directors and Mr. Snodgrass was Chairman of the Board of AMRE, Inc. ("AMRE") within two years prior to January 20, 1997, the date on which AMRE filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the Company had a minor investment in AMRE, AMRE is not an affiliate of or otherwise related to the Company.

EXECUTIVE OFFICERS

   The following table sets forth certain information regarding the executive officers of the Company:

           NAME                                   OFFICE OR POSITIONS HELD
-------------------------  --------------------------------------------------------------------
Henry R. Silverman ....... Chairman of the Board and Chief Executive Officer
John D. Snodgrass ........ Vice Chairman, President, Chief Operating Officer and Director
Stephen P. Holmes ........ Vice Chairman
Michael P. Monaco ........ Vice Chairman and Chief Financial Officer
James E. Buckman ......... Executive Vice President, General Counsel and Assistant Secretary
Scott W. Anderson ........ Executive Vice President of Marketing
David P. McNicholas  ..... Executive Vice President and Chief Information Officer
John M. Osborne .......... Executive Vice President of Franchise Sales
John J. Russell, Jr.  .... President, Hospitality Division
Richard A. Smith ......... President, Real Estate Division

   For biographical information concerning Messrs. Silverman, Snodgrass, Holmes, Monaco and Buckman see "Directors" above.

   MR. ANDERSON, age 46, has been Executive Vice President of Marketing for the Company since September 1996. Mr. Anderson served as Managing Director -- Games Services for the Atlanta Committee for the 1996 Olympic Games from January 1994 to September 1996. From September 1990 to January 1994 Mr. Anderson was President and Chief Executive Officer of Callaway Gardens and Resort in Georgia.

   MR. MCNICHOLAS, age 56, was appointed Executive Vice President and Chief Information Officer of the Company in November 1996. Mr. McNicholas also has been, since May 1994, President and, since May 1987, a Director of WizCom International, Ltd., a subsidiary of the Company. Prior to November 1996, Mr. McNicholas served as Corporate Vice President of Information Systems of Avis, Inc. Mr. McNicholas currently serves as a Director of Avis Europe Ltd.

   MR. OSBORNE, age 46, has been Executive Vice President of Franchise Sales for the Company's Hospitality Division since July 1993. In August 1996, Mr. Osborne also assumed responsibility for the Company's Franchise Sales for the Real Estate Division. Mr. Osborne was General Manager for the Central Region of Wang Laboratories Inc. from July 1991 to June 1993. Prior to such time he spent approximately 12 years at Unisys Corporation in various senior management positions.

   MR. RUSSELL, age 49, has been President of the Hospitality Division of the Company since April 1996. Prior to such time, Mr. Russell served as Executive Vice President of Franchise Sales for the Real Estate Division of the Company from October 1995 through March 1996 and President of Days Inns of America, Inc. from August 1992 to October 1995. Prior to joining Days Inns of America, Inc., Mr. Russell was Vice President of Benchmark Hospitality Management Company and general manager of its Resort at Squaw Creek in Olympic Valley, California.

   MR. SMITH, age 43, has been President of the Company's Real Estate Division since October 1996. Prior to such time, Mr. Smith served as Executive Vice President of Operations of the Company since February 1992.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Section 16(a) of the Exchange Act requires HFS's officers and directors, and persons who own more than ten percent of a registered class of HFS's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten percent owners are required to furnish HFS with copies of all Forms 3, 4 and 5 they file.

   Based solely on HFS's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for a specified fiscal year, except as set forth below, HFS believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1996.

   In February 1997, Mr. Silverman filed a Form 5, amending a Form 4 filed by Mr. Silverman for the month of October 1996 which reported, inter alia, the transactions related to the exercise of options to purchase 57,900 shares of Company Common Stock. The Form 4 as filed in November 1996 reported such transactions incorrectly as relating to 57,200 shares of Company Common Stock as a result of a typographical error.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table sets forth the 1994, 1995 and 1996 cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company, the four other most highly compensated executive officers of the Company and one former officer of a subsidiary of the Company, for whom such reporting is required:

                          SUMMARY COMPENSATION TABLE


                                  ANNUAL COMPENSATION
                        -----------------------------------
        NAME AND                                     BONUS
   PRINCIPAL POSITION      YEAR     SALARY($)         ($)
-----------------------  ------  --------------  -----------
Henry R. Silverman
 Chairman of the Board,    1996     1,501,930      2,250,000
 Chief Executive           1995     1,000,000        434,000
 Officer                   1994     1,370,837(4)       0
John D. Snodgrass
 Vice Chairman,            1996       571,539        557,728
 President & Chief         1995       558,043        543,043
 Operating Officer (5)     1994       543,509        529,584

Stephen P. Holmes          1996       417,305        215,621
 Vice Chairman (5)         1995       356,406        150,000
                           1994       323,911        150,000
James E. Buckman           1996       417,305        215,621
 Exec. Vice President,     1995       356,406        150,000
 General Counsel, Asst.    1994       321,116        150,000
 Secretary (5)
John J. Russell, Jr.,      1996       363,222        132,423
 President, Hospitality    1995       213,769        106,885
 Division                  1994       208,381        104,191
Robert W. Pittman          1996       834,615          0
 (Former) Chairman and     1995       165,385          0
 Managing Partner,
 Century 21 Real Estate
 Corporation(1)

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                                          LONG TERM
                                         COMPENSATION
                         ------------------------------------------
                                             AWARDS
                                        --------------
                                            SECURITIES     ALL OTHER
                           OTHER ANNUAL     UNDERLYING      COMPEN-
        NAME AND           COMPENSATION    OPTIONS/SARS     SATION
   PRINCIPAL POSITION         ($)(3)           (#)          ($)(2)
-----------------------  --------------  --------------  -----------
Henry R. Silverman
 Chairman of the Board,     19,986,936      2,000,000       39,804
 Chief Executive                0           1,835,082        6,666
 Officer                        0           1,447,802       10,330
John D. Snodgrass
 Vice Chairman,                 0             320,000        1,455
 President & Chief              0             558,142        2,397
 Operating Officer (5)          0             454,840       32,873

Stephen P. Holmes          5,354,088          100,000        4,103
 Vice Chairman (5)              0             231,720        3,173
                                0             160,156        4,280

James E. Buckman                0             100,000        3,940
 Exec. Vice President,         816,513        220,076        3,173
 General Counsel, Asst.         0             160,156        4,460
 Secretary (5)

John J. Russell, Jr.,          297,625        140,000       61,833
 President, Hospitality      1,520,933         20,000        2,460
 Division                       86,706         21,354        2,294
Robert W. Pittman            1,102,708        200,000       10,038
 (Former) Chairman and          41,833        244,662            0
 Managing Partner,
 Century 21 Real Estate
 Corporation(1)

------------

(1) Mr. Pittman served as Chairman and Managing Partner of Century 21 Real Estate Corporation from September 1995 through October 1996. Mr. Pittman also has served since 1994 and continues to serve as a Director of the Company.
(2) Payments included in these amounts for the fiscal year ended December 31, 1996 consist of (1) Company contributions to the Employee Savings Plan (the "401k Plan"), which is a defined contribution salary reduction 401(k) plan qualified under Section 401(a) of the Internal Revenue

       Code of 1986, as amended (the "Code") and under a non-qualified deferred compensation plan established by the Company in 1996 ("Defined Contribution Match"); and (2) insurance premiums paid by the Company for supplemental life insurance coverage. In addition, in 1996 only, payments of $150 for each of Messrs. Silverman, Snodgrass, Holmes, Buckman and Russell were made under the medical examination reimbursement program, and in 1994, Mr. Snodgrass received $29,677 in reimbursement of relocation expenses. The payments with respect to the Defined Contribution Match and life insurance premiums were as follows:

                            DEFINED         LIFE
                          CONTRIBUTION    INSURANCE
                  YEAR       MATCH         PREMIUM
                ------  --------------  -----------
Mr. Silverman     1996      $35,094        $4,410
                  1995        2,310         4,356
                  1994        2,310         8,020
Mr. Snodgrass     1996            0         1,305
                  1995            0         2,397
                  1994            0         3,206
Mr. Holmes ....   1996        2,648         1,305
                  1995        2,310           863
                  1994        2,310         1,970
Mr. Buckman  ..   1996        2,375         1,415
                  1995        2,310           863
                  1994        2,310         2,150
Mr. Russell  ..   1996       61,683             0
                  1995        2,640             0
                  1994        2,294             0
Mr. Pittman  ..   1996       10,038             0
                  1995            0             0

(3) Other Annual Compensation consists of income received as a result of the exercise of stock options. In addition, as Mr. Pittman was a non-employee director from 1994 through September 1995 and has again become a non-employee director as of October 29, 1996, Other Annual Income for Mr. Pittman includes the amount of $41,833 in 1995 and $6,000 in 1996 representing compensation to Mr. Pittman in the capacity of a non-employee director.
(4) Prior to the effective date of the distribution of Chartwell's stock to the shareholders of the Company in November 1994 (the "Chartwell Distribution"), Mr. Silverman's annual rate of compensation from the Company was $1,400,000. As of such effective date, Mr. Silverman's annual rate of compensation from the Company was reduced by $400,000, and his annual rate of compensation from Chartwell was established at $500,000. Effective February 1, 1996, Mr. Silverman resigned as Chairman and Chief Executive Officer of Chartwell and, in accordance with his employment contract with the Company, his annual base rate of compensation was increased to $1,500,000.
(5) Although Messrs. Snodgrass, Holmes and Buckman served as executive officers of Chartwell in 1995 and a short period in 1996, they received their entire compensation (other than certain options to purchase shares of Chartwell common stock which were cancelled) for serving in such capacities from the Company. A portion of the Corporate Services Fee paid to the Company by Chartwell pursuant to the Corporate Services Agreement entered into between the Company and Chartwell in connection with the Chartwell Distribution represents the payment to the Company by Chartwell for the executive services performed by such persons on behalf of Chartwell. No set allocations were established with respect to the portion of time that such persons devoted to the affairs of the Company and Chartwell, respectively, nor were allocations established with respect to the portion of such persons' overall compensation from the Company that was paid in respect of services performed on behalf of Chartwell pursuant to the Corporate Services Agreement. Messrs. Snodgrass, Holmes and Buckman are no longer officers of Chartwell. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Relationship with Chartwell."

OPTION GRANTS TABLE

   The following tables summarize option grants during the last fiscal year for the named executive officers. The Company's option plans do not provide for stock appreciation rights.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                  POTENTIAL REALIZABLE VALUE
                                                                                    AT ASSUMED ANNUAL RATES
                                                                                        OF STOCK PRICE
                                                                                         APPRECIATION
                                           INDIVIDUAL GRANTS                            FOR OPTION TERM
---------------------  --------------------------------------------------------  ---------------------------
                          NUMBER OF       % OF TOTAL
                          SECURITIES     OPTIONS/SARS    EXERCISE
                          UNDERLYING      GRANTED TO     OR BASE
                         OPTIONS/SARS    EMPLOYEES IN     PRICE      EXPIRATION
         NAME            GRANTED (#)     FISCAL YEAR      ($/SH)        DATE       5% ($)(2)     10% ($)(2)
---------------------  --------------  --------------  ----------  ------------  ------------  -------------
Henry R. Silverman  ..    2,000,000         18.27        40.3125       1/22/06     52,944,062    132,061,680
John D. Snodgrass  ...      320,000          2.92        62.1250       5/31/06     12,632,664     31,891,050
Stephen P. Holmes  ...      100,000          0.91        62.1250       5/31/06      3,947,707      9,965,953
James E. Buckman  ....      100,000          0.91        62.1250       5/31/06      3,947,707      9,965,953
John J. Russell, Jr.        140,000          1.28        46.1250        3/1/06      4,061,063     10,291,575
Robert W. Pittman  ...      200,000          1.83        73.0000      10/29/06      8,937,474     22,879,543

------------
(1) In accordance with the terms of the 1993 Plan, an equitable adjustment was made to the numbers of options granted and the exercise prices of options granted under the 1993 Plan as a result of the Company's two-for-one stock split, effected as a stock dividend as of February 14, 1996. The 1993 Plan option numbers and exercise prices included in the Table above and elsewhere in this Proxy Statement reflect such equitable adjustment.
(2) Based upon the exercise prices, the amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%) set by the executive compensation disclosure provisions of the proxy rules, and have not been discounted to reflect the present value of such amounts. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the Common Stock.

   Pursuant to the 1993 Plan, options for up to 24,541,600 shares of Common Stock may be granted to directors, officers, employees and independent contractors of the Company. In 1996, a total of 10,945,900 options were granted under the 1993 Plan to a broad group of directors, officers, employees and independent contractors of the Company. Except for the grants made to Mr. Silverman and Mr. Snodgrass, which are, in accordance with each of their employment agreements, fully vested, all such options were granted as non-qualified options on the terms described below as generally applicable to the 1993 Plan. In accordance with the formula grant provisions for non-employee directors in the 1993 Plan, 50,000 options were granted to Mr. Rosenwald as of September 24, 1996, on the standard terms of the 1993 Plan.

   Options granted under the 1993 Plan may be "incentive stock options" ("ISOs") (within the meaning of Section 422 of the Code) or options not subject to Section 422 of the Code ("NQSOs"). Each such option (ISO or NQSO), when it becomes exercisable, entitles the holder thereof to purchase a share of Common Stock for an amount equal to the exercise price of the option, payable in cash, in shares of Common Stock with an aggregate value equal to the exercise price of the option, or in a combination thereof. The exercise price of each option under the 1993 Stock Option Plan may not be less than the fair market value of a share of Common Stock on the date the option is granted. Generally, options held by an optionee will become exercisable as to 20% of the shares covered by such options on the first anniversary of the date of grant if the optionee continues to be employed by the Company on that date, and with respect to an additional 20% of the shares covered by such options on each of the four succeeding anniversaries of the date of grant if the optionee continues to be employed by the Company on each such date. All options held by an optionee will become fully exercisable (to the extent not already exercisable) if a "change-of-control transaction" (as defined in the 1993 Plan) occurs. Generally, options granted under the 1993 Plan, to the extent not exercised, expire on the earliest of (i) the tenth anniversary of the date of grant,
(ii) two years following the optionee's termination of employment on account of death, retirement or disability or (iii) one year following the optionee's termination of employment for any other reason (other than Cause, as defined in the 1993 Plan). Options granted to directors who are not employees of the Company or a subsidiary are subject to pre-determined rules and procedures such that neither the Board of Directors nor the Compensation Committee has any discretion in connection with the granting of such options. The 1993 Plan was amended in 1996 to (i) increase the number of shares of Common Stock authorized for issuance under the 1993 Plan, (ii) to modify the annual limitation on the number of options that may be granted to any individual,
(iii) to permit transferability of options under certain limited circumstances, (iv) to provide for the delegation by the Compensation Committee to the Stock Option Committee of the Board of Directors the authority to grant options to optionees other than executive officers and directors of the Company and (v) to permit the Board or the Compensation Committee to approve the acceleration of the exercisability of options granted to Non-Employee Directors.

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

   The following table summarizes the exercise of options by the named executive officers during the last fiscal year and the value of unexercised options held by such named executives as of the end of such fiscal year. The Company's option plans do not provide for stock appreciation rights.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST
                   FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                           OPTIONS/SARS AT FY-END    IN-THE-MONEY OPTIONS/SARS
                                                                     (#)                 AT FY-END ($)(1)
                       SHARES ACQUIRED   VALUE REALIZED
         NAME          ON EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------  ---------------  ----------------  -------------------------  -------------------------
Henry R. Silverman         300,000        $19,989,936           11,700,000/0          $544,283,955/$0
John D. Snodgrass                0                  0            3,155,200/0          $146,717,200/$0
Stephen P. Holmes           96,000          5,354,088          494,406/509,594        $ 26,935,232/$18,956,167
James E. Buckman                 0                  0          373,063/635,337        $ 19,494,211/$25,822,005
John J. Russell, Jr.             0                  0          49,490/229,252         $  2,617,160/$6,446,248
Robert W. Pittman           30,000          1,054,875          81,067/338,933         $  2,998,004/$5,305,083

------------
(1) Based upon the closing price of the Common Stock on the New York Stock Exchange on December 31, 1996 ($59.75), and applicable option exercise prices.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   As of January 1, 1996, the members of the Compensation Committee were Mr. Robert Smith (Chair), Mr. Nederlander, Mr. Schutzman and Roger J. Stone, Jr. As of July 24, 1996, the Board of Directors reappointed Mr. Smith as Chair of the Compensation Committee and Messrs. Schutzman, Stone and Nederlander to serve as members of the Compensation Committee. In September 1996 Mr. Stone resigned from the Compensation Committee and the Board. None of the foregoing individuals are or were, at the time so serving, officers or employees of the Company.

   In April 1995, the Company and Ramada Franchise Systems, Inc. ("RFS"), a wholly-owned subsidiary of the Company ("RFS"), entered into a license agreement with Preferred Equities Corporation ("PEC"), the owner, developer and operator of interval ownership resort facilities, pursuant to which PEC was licensed to use certain Ramada servicemarks in connection with its facilities in the United States. PEC has paid RFS $1 million in initial fees and will pay a percentage of Gross Sales (as defined) of interval ownership interests during the term of the agreement. Mr. Nederlander is the Chairman and a significant shareholder of MEGO Financial Corp., of which PEC is a wholly-owned subsidiary.

COMPENSATION OF DIRECTORS

   Non-Employee Directors receive an annual retainer of $30,000, plus $4,000 for chairing a committee and $2,000 for serving as a member of a committee other than Chair. Non-Employee Directors also are paid $1,000 for each Board meeting attended and $500 ($1,000 for committee chair) for each Board committee meeting if held on the same day as a Board meeting and $1,000 ($2,000 for committee chair) for each Board committee meeting attended on a day on which there is no Board meeting. Non-Employee Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and committees.

   The Company provides $100,000 of term life insurance coverage for each Non-Employee Director to the beneficiary designated by such Non-Employee Director. In addition, the Company has purchased joint life insurance contracts in the amount of $1 million for each Director. Upon the death of such Director, the Company will donate an aggregate of $1 million to one or more charitable organizations designated by such Director from the proceeds of such insurance policy. With the exception of such joint life insurance contracts, members of the Board of Directors who are officers or employees of the Company or any of its subsidiaries do not receive compensation or reimbursement of expenses for serving in such capacity.

   Under the 1993 Plan, as of June 14, 1994, each Non-Employee Director was granted options to purchase 5,338 shares of Common Stock on the date of his or her appointment or election to the Board of Directors (or the date of the 1994 Annual Meeting of Stockholders for Non-Employee Directors elected or serving as of such date). Such options have an exercise price of the fair market value on the date of grant and vest over a five year period from the date of grant at the rate of 20% per year, and otherwise have the same terms as all other options granted under the 1993 Plan. As a result of the amendments to the 1993 Plan which were approved by the stockholders of the Company at the 1995 Annual Meeting of Stockholders, a single grant will be made to each new Non-Employee Director, on the terms described above, of options to purchase 50,000 shares of Common Stock on the date of such director's initial appointment or election, and those Non-Employee Directors who received grants of options to purchase shares of Common Stock pursuant to the 1993 Plan prior to such amendment and who continued to serve as Non-Employee Directors received an additional grant effective on the date of the 1995 Annual Meeting of Stockholders of options to purchase 44,662 shares of Common Stock, on the terms described above. In September 1996, the 1993 Plan was amended to permit the Board or the Compensation Committee to accelerate the vesting of options granted to Non-Employee Directors.

EMPLOYMENT CONTRACTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL
ARRANGEMENTS

   With the exception of Mr. Russell, who does not currently have an employment contract with the Company, each named executive officer is or was employed by the Company pursuant to a written employment agreement. Mr. Pittman was employed by the Company pursuant to an employment agreement as described below prior to his resignation in October 1996.

   Mr. Silverman serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement that was amended and restated as of June 30, 1996 and further amended as of January 27, 1997 (such agreement, as amended and restated, is referred to herein as the "Silverman Agreement"). The following description of the Silverman Agreement is qualified in its entirety by reference to the copy of such agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and the amendment filed as Exhibit 10 The Silverman Agreement expires on December 31, 2000. In connection with the Chartwell Distribution, as of the effective date thereof (the "Effective Date") Mr. Silverman entered into an employment agreement with Chartwell. Concurrently therewith, Mr. Silverman and the Company entered into an amendment to the Silverman Agreement, pursuant to which Mr. Silverman's annual rate of compensation was reduced to $1,000,000 effective as of the Effective Date (subject to annual increases after 1995 in accordance with the increases in the consumer price index), in recognition of the fact that, from the Effective Date, Mr. Silverman served as an executive officer of Chartwell on a concurrent basis with his employment by the Company. Such amendment also provided that in the event Mr. Silverman resigned or his employment by Chartwell was terminated during the period of his employment under the Silverman Agreement, his annual base salary would be increased by the amount of his annual base salary payable by Chartwell in effect at the time of such termination. Mr. Silverman resigned as an employee of Chartwell as of January 24, 1996 at which time his base salary was increased to $1,500,000. The Silverman Agreement provides for Mr. Silverman to receive a bonus with respect to each of the Company's fiscal years in the amount of 0.75% of the Company's "EBITDA" (as defined in the Silverman Agreement) for such fiscal year, provided that such bonus does not exceed 150% of Mr. Silverman's annual base salary in effect on the first day of such fiscal year, and further provided that such bonus shall be pro-rated for any partial year based upon the number of days in such year occurring prior to the termination of the Silverman Agreement. The Silverman Agreement also provides that the Committee may award additional compensation to Mr. Silverman if the Committee, in its sole discretion, determines that such a payment is warranted based upon Mr. Silverman's performance.

   The Silverman Agreement also provides for the Company to grant to Mr. Silverman, on or before July 1 of each calendar year commencing in 1996, a stock option to purchase two million (2,000,000) shares of Common Stock under the 1993 Plan. Each such stock option will be exercisable at an exercise price per share equal to the Fair Market Value (as defined in the 1993 Plan) of the Common Stock on the date of grant and will vest immediately upon grant. Further, the options previously granted to Mr. Silverman under the 1993 Plan were immediately vested in connection with the execution of the amended and restated Silverman Agreement. The Silverman Agreement further provides that Mr. Silverman may not sell more than two million (2,000,000) shares of Common Stock in any calendar year, provided, however, that the foregoing limitation only applies with respect to shares of Common Stock acquired by Mr. Silverman pursuant to the exercise of options granted under any stock option or other plan of the Company. The number of shares of Common Stock granted under each option referred to above and the number of shares of Common Stock which the Executive may sell in a calendar year will be adjusted to reflect any "Change in Capitalization" (as defined in the 1993 Plan). Prior to the execution of the amended and restated Silverman Agreement, the Silverman Agreement provided that, notwithstanding the foregoing restriction on sale of stock, Mr. Silverman could sell more than two million (2,000,000) shares of Common Stock in a calendar year provided that the total number of shares sold in that calendar year and the prior calendar year did not exceed four million (4,000,000) shares of Common Stock.

   In addition, the Silverman Agreement provides that the Company will guarantee certain loans that Mr. Silverman receives from a financial institution reasonably acceptable to the Company with an aggregate principal amount equal to not more than the lesser of (i) $100,000,000 or (ii) 25% of the excess of the aggregate "Fair Market Value" (as defined in the 1993 Plan) of the Common Stock (determined as of the date of such loan or loans) subject to Mr. Silverman's then outstanding stock options (vested or unvested) granted under any stock option or other plan of the Company over the aggregate exercise price of all such stock options (such excess being hereinafter referred to as the "Value"). The terms of any such loans shall provide that if at any time the outstanding principal amount of such loans exceeds 50% of the Value, Mr. Silverman will immediately repay an amount of such loans so that the outstanding principal amount of such loans does not exceed 50% of the Value.

   The Silverman Agreement provides that in the event Mr. Silverman's employment is terminated by the Company for any reason other than death, disability or "cause" (as defined in the Silverman Agreement), Mr. Silverman would receive, on the date of such termination, a severance payment in an amount equal to (i) the aggregate annual base salary (as adjusted for increases in the consumer price index through the date of termination) through December 31, 2000, and (ii) 0.75% of the Company's "EBITDA" for the twelve (12) calendar months preceding the termination date multiplied by the number of years (including partial years) remaining through December 31, 2000, provided, that such payment shall not exceed 150% of the annual base salary in effect on the termination date multiplied by the number of years (including partial years) remaining through December 31, 2000. In addition, the Company would continue to make available to Mr. Silverman the other welfare benefits contained in the Silverman Agreement until December 31, 2000 provided Mr. Silverman did not receive substantially the same benefits from another employer.

   If any Change-of-Control Transaction (as such term is defined in the 1993
Plan) occurs, Mr. Silverman will be entitled to receive a lump sum payment equal to his aggregate annual salary as in effect on such date multiplied by three (3), irrespective of whether he offers to continue his employment with the Company, provided that such lump sum shall not be paid to Mr. Silverman if after completion of the Change-of-Control Transaction he shall be employed directly or indirectly by the Company or its successor pursuant to an employment agreement in form and substance substantially identical to the Silverman Agreement, but having a term of not less than three (3) years. This provision survives the termination of the Silverman Agreement for any reason other than for Cause or the voluntary resignation of Mr. Silverman. Further, in the event a Change-of-Control Transaction occurs the Silverman Agreement provides that the Company will pay Mr. Silverman a lump sum amount, in cash or Common Stock at the Company's option, equal to the value of the options remaining to be granted in accordance with the Silverman Agreement as determined by an independent compensation consultant or investment banker, selected by Mr. Silverman and reasonably acceptable to the Company.

   Mr. Snodgrass serves as President, Chief Operating Officer and a director of the Company pursuant to an employment agreement (the "Snodgrass Agreement") that, as amended, expires on December 31, 1998. The Snodgrass Agreement provides for a base salary of at least $515,000 per year and in the event certain established levels of earnings before interest, taxes, depreciation and amortization are achieved for the applicable year, an annual bonus equal to $15,000 less than his then-current base salary. The Snodgrass Agreement also provides for severance equal to a lump sum payment equal to the greater of his aggregate base salary for one year or his base salary from the date of his termination through January 31, 1998 in the event that employment is terminated by the Company for any reason other than disability or "just cause" or is terminated by Mr. Snodgrass for "good reason" (as defined in the agreement). In the event employment is terminated in connection with a change-of-control transaction prior to December 31, 1998, Mr. Snodgrass would be entitled to a lump sum payment equal to his base salary; provided, however, that any such lump sum payment would be reduced by the amount of any other severance payment made to Mr. Snodgrass in connection with termination of his employment. Mr. Snodgrass is also entitled to be indemnified against federal excise tax in the event that any "excess parachute payments" are deemed to result from the severance payment and the acceleration of the vesting under any stock options granted to Mr. Snodgrass due to a change-of-control transaction. The Compensation Committee has approved offering loan guarantees to Mr. Snodgrass on the same terms as described in the preceding paragraph for Mr. Silverman.

   Under the Snodgrass Agreement a change-of-control transaction is generally defined to mean any sale or other transfer of 50% of the Common Stock other than as a result of a public offering of capital stock by the Company, to a third party, other than to The Blackstone Group or its affiliates, whether by sale or issuance of Common Stock, or the sale of more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) other than to The Blackstone Group or its affiliates or a merger or consolidation in which designees of The Blackstone Group or its affiliates no longer constitute a majority of the directors of the surviving corporation and each committee thereof or control of 50% or more of the business of the Company is sold, assigned or otherwise transferred to any third party, other than The Blackstone Group or its affiliate. The Snodgrass Agreement also provides that the payments related to a change-of-control transaction are not required if Mr. Snodgrass is subsequently employed pursuant to an employment agreement in form and substance substantially identical to his employment agreement in effect immediately prior to such change-of-control transaction.

   The Snodgrass Agreement also provides for the Company to grant to Mr. Snodgrass, in May 1997 and May 1998, a stock option to purchase 250,000 shares of Common Stock under the 1993 Plan. Each such stock option will be exercisable at an exercise price per share equal to the Fair Market Value (as defined in the 1993 Plan) of the Common Stock on the date of grant and will vest immediately upon grant. Further, the options previously granted to Mr. Snodgrass under the 1993 Plan were immediately vested in connection with the execution of the third amendment to the Snodgrass Agreement, executed in October 1996. Also pursuant to such amendment, the Company agreed to arrange to provide to Mr. Snodgrass transportation by charter aircraft for personal and business use, the cost of which will be borne by Mr. Snodgrass or the Company in accordance with currently existing Company policy.

   Mr. Holmes serves as Vice Chairman of the Company pursuant to an employment agreement, amended as of October 1, 1994, that expires on October 1, 1997. Mr. Buckman is Executive Vice President and General Counsel of the Company pursuant to an employment agreement, amended as of October 1, 1994, that expires on January 15, 1998. Messrs. Holmes and Buckman each currently receive base salary at the rate of $500,000 per annum. Each of Messrs. Holmes and Buckman is to be paid an annual bonus in accordance with the then effective cash incentive or cash bonus plan of the Company. Their base salaries are subject to annual increases in accordance with increases in the consumer price index. In the event that employment is terminated by the Company during the term of the agreement, other than for death, disability or "cause" (as defined in such agreements), Mr. Holmes or Mr. Buckman, as the case may be, would receive a severance payment in an amount equal to the base salary then payable under the agreement through the earlier of (i) the first anniversary of such termination or (ii) the expiration of the term of such employment agreement. The employment agreements also provide that if Mr. Holmes or Mr. Buckman, as the case may be, is terminated prior to the expiration of his employment agreement in connection with a change-of-control transaction, Mr. Holmes or Mr. Buckman, as the case may be, would receive a lump sum payment equal to the base salary which would have been payable from the date of such termination to the expiration of his employment agreement, but not less than one year's base salary. The Compensation Committee has approved offering loan guarantees to Messrs. Holmes and Buckman on the same terms as described above for Mr. Silverman.

   Under the employment agreements for Messrs. Buckman and Holmes, a change-of-control transaction is generally defined to mean any transaction or series of transactions pursuant to or as a result of which (i) during any period of not more than 24 months, individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a third party who has entered into an agreement to effect a transaction described in clause (ii), (iii) or (iv) below) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (other than approval given in connection with an actual or threatened proxy or election contest), cease for any reason to constitute at least a majority of the members of the Board, (ii) beneficial ownership of 50% or more of the common stock (or other securities having generally the right to vote for election of the Board) of the Company (the "Shares") shall be sold, assigned or otherwise transferred, directly or indirectly, other than pursuant to a public offering, to a third party, whether by sale or issuance of Shares or other securities or otherwise, (iii) the Company or any Subsidiary shall sell, assign or otherwise transfer, directly or indirectly, assets (including stock or other securities of Subsidiaries) having a fair market or book value or earning power of 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any third party, other than the Company or a wholly-owned Subsidiary thereof, or (iv) control of 50% or more of the business of the Company shall be sold, assigned or otherwise transferred directly or indirectly to any third party. For purposes of this paragraph, the term "Subsidiary" shall mean any corporation in an unbroken chain of corporations, beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain. Messrs. Buckman's and Holmes' employment agreements also provide that the payments related to a change-of-control transaction are not required if they are subsequently employed pursuant to an employment agreement in form and substance substantially identical to their existing employment agreement.

   Mr. Russell was employed by the Company in August 1992 as President of Days Inns of America, Inc., a wholly owned subsidiary of the Company, pursuant to an employment agreement which expired by its terms in 1995. From September 1995 through April 1996 Mr. Russell was Executive Vice President of Franchise Sales of the Company's Real Estate Division, and from and after April 1996, Mr. Russell has held his current position as President of the Hospitality Division of the Company, with compensation at the annual rate of $300,000.

   On August 1, 1995, the Company, Century 21 and Mr. Pittman entered into an employment agreement (the "Pittman Agreement") whereby Mr. Pittman agreed to serve as the Chief Executive Officer of Century 21, effective as of November 1, 1995. The following description of the Pittman Agreement is qualified in its entirety by reference to the copy of such agreement filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995. The Pittman Agreement provided that Century 21 would pay Mr. Pittman an annual base salary of $1,000,000 and an annual bonus of the lesser of 2.7% of Century 21's EBITDA (as defined in such agreement) and $1,050,000, which bonus was approved by the Company's stockholders on January 22, 1996; provided, however, that such bonus for the period commencing on November 1, 1995 through December 31, 1995 was $178,356 and was not subject to the prior approval of the Company's stockholders. Pursuant to the Pittman Agreement on each of September 12, 1995 and October 29, 1996, the Company granted Mr. Pittman stock options to purchase 200,000 shares of Common Stock. All such options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest, in the case of the 1995 grant 50% on each of the first two anniversaries of the date of grant, and in the case of the 1996 grant, 100% on the first anniversary of the date of grant, and otherwise have substantially the same terms as all other options granted under the 1993 Plan. Mr. Pittman resigned as Chief Executive Officer and Managing Partner of Century 21 effective October 29, 1996, at which time the Pittman Agreement was terminated.

   The following table sets forth the payments to which each of the officers indicated would have been entitled under their respective employment agreements in the event his employment had been terminated by the Company without cause or as a result of a change-of-control transaction as of December 31, 1996.

                                  AMOUNT PAYABLE
                 AMOUNT PAYABLE   FOR TERMINATION
                 FOR TERMINATION   DUE TO CHANGE
                  WITHOUT CAUSE     OF CONTROL
                ---------------  ---------------
Mr. Silverman      $15,000,000      $4,500,000
Mr. Snodgrass          619,167         571,539
Mr. Holmes ....        375,000         500,000
Mr. Buckman  ..        500,000         520,833
Mr. Russell  ..        300,000             -0-


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

   The information set forth on the following table is furnished as of March 21, 1997 with respect to any person (including any "group" as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors, certain of its executive officers, and all of its executive officers and directors as a group. The number of shares of Common Stock outstanding as of March 21, 1997 was 127,628,756.

                                              AMOUNT AND NATURE OF
                    NAME                      BENEFICIAL OWNERSHIP  PERCENT OF CLASS
-------------------------------------------  --------------------  ----------------
PRINCIPAL STOCKHOLDERS
FMR Corp.(1) ...............................       16,839,695            13.19%
 82 Devonshire Street
 Boston, MA 02109
Massachusetts Financial Services
 Company(2).................................       11,240,403             8.81%
 500 Boylston Street
 Boston, MA 02116-3741
Putnam Investments, Inc.(3).................       10,033,558             7.86%
 One Post Office Square
 Boston, MA 02109
Provident Investment Counsel(4).............        8,936,584             7.00%
 300 North Lake Avenue
 Pasadena, CA 91101-4022
Morgan Stanley Group, Inc.(5)...............        7,228,877             5.66%
 1585 Broadway
 New York, NY 10036
DIRECTORS AND EXECUTIVE OFFICERS
Henry R. Silverman (6) .....................       11,673,440             8.39%
John D. Snodgrass (7) ......................        3,050,675             2.34%
James E. Buckman (8) .......................          420,863              *
Christel DeHaan ............................          999,500              *
Martin L. Edelman (8) ......................           11,067              *
Stephen P. Holmes (8) ......................          497,806              *
Michael P. Monaco ..........................                0              *
Robert E. Nederlander (8) ..................           10,000              *
Robert W. Pittman (8) ......................           81,067              *
E. John Rosenwald, Jr ......................           10,000              *
Leonard Schutzman (8) ......................           13,067              *
Robert F. Smith (9) ........................           21,067              *
John J. Russell, Jr. (8) ...................                0              *
EXECUTIVE OFFICERS AND DIRECTORS
 AS A GROUP (17 persons)(10)................       17,220,716            11.99%

------------
*        Less than 1%
(1) Based upon information contained in a Schedule 13G/A dated February 14, 1997 by FMR Corp., a registered investment advisor, and the other reporting persons named therein, FMR Corp. and such other reporting persons beneficially own 16,839,695 shares of Common Stock. According to the Schedule 13G/A, FMR Corp. and the other reporting persons named in such filing have the sole power to vote 835,146 shares and have the sole power to dispose of all of such shares.
(2) Based upon the information contained in a Schedule 13G/A dated February 12, 1997 by Massachusetts Financial Services Company, a registered investment adviser on behalf of itself and the other reporting person named therein, such reporting persons beneficially own 11,240,403 shares of Common Stock. According to the Schedule 13G/A, Massachusetts Financial Services Company and the other reporting person named in such filing have sole power to vote 11,170,003 of such shares, and have sole power to dispose of all of such shares.
(3) Based upon the information contained in a Schedule 13G dated January 27, 1997 by Putnam Investments, Inc., an affiliate of Marsh & McLennan Companies, Inc., on behalf of itself and the other reporting persons named therein, Putnam Investments, Inc. beneficially owns 10,033,558 shares of Common Stock. According to the Schedule 13G, neither Putnam Investments, Inc. nor the other reporting persons named in such filing have sole voting or investment power with respect to such shares of Common Stock. Putnam Investments, Inc. and/or such reporting persons have shared power to vote 689,760 shares of such stock and shared power to dispose of all of such stock.
(4) Based upon the information contained in a Schedule 13G/A dated February 10, 1997 by Provident Investment Counsel, a registered investment adviser, on behalf of itself and the other reporting persons named therein, Provident Investment Counsel and such reporting persons beneficially own 8,936,584 shares of Common Stock. According to the Schedule 13G/A, Provident Investment Counsel and such reporting persons have the sole power to vote 6,659,320 shares and have the sole power to dispose of all of such shares.
(5) Based upon the information contained in a Schedule 13G dated February 11, 1997 by Morgan Stanley Group, Inc., a registered investment adviser, Morgan Stanley Group, Inc. beneficially owns 7,228,877 shares of Common Stock. According to the Schedule 13G, Morgan Stanley Group, Inc. has shared power to vote 5,218,382 shares and has the shared power to dispose of all of such shares.
(6) Includes 11,550,000 shares of Common Stock purchasable pursuant to options currently exercisable or exercisable within 60 days, 103,440 shares of Common Stock in two retirement plans whose sole beneficiary is Mr. Silverman and 20,000 shares owned by Mr. Silverman's wife. Mr. Silverman disclaims beneficial ownership of the shares owned by his wife. For purposes of calculating percent of class for Mr. Silverman, the number of shares subject to options currently exercisable or exercisable by Mr. Silverman within 60 days are deemed outstanding.
(7) Includes 3,005,200 shares of Common Stock purchasable pursuant to options currently exercisable or exercisable within 60 days and 5,475 shares of Common Stock which are held by an irrevocable trust for the benefit of Mr. Snodgrass' minor children. Mr. Snodgrass and his wife have no interest in the trust and are not trustees of the trust. Mr. Snodgrass disclaims beneficial ownership of such shares. For purposes of calculating percent of class for Mr. Snodgrass, the number of shares subject to options currently exercisable or exercisable by Mr. Snodgrass within 60 days are deemed outstanding.
(8) Share number for the person named, includes shares subject to options currently exercisable or exercisable within 60 days as follows: with respect to (a) Mr. Buckman, 419,663 shares, (b) Mr. Edelman, 11,067 shares (c) Mr. Holmes, 494,406 shares, (d) Mr. Nederlander, 10,000 shares, (e) Mr. Pittman, 81,067 shares, (f) Mr. Schutzman, 11,067 shares and (g) Mr. Osborne, 4,640 shares. For purposes of calculating percent of class for the person named, the number of shares subject to options currently exercisable or exercisable by such person within 60 days are deemed outstanding. In each case, share ownership is less than 1% of the Common Stock.
(9) Includes 11,067 shares subject to options currently exercisable or exercisable within 60 days, 8,000 shares held in the name of Smith Family Foundation of which Mr. Smith is President and 2,000 shares owned by a Keough plan of which Mr. Smith is the sole beneficiary. Mr. Smith disclaims beneficial ownership of the shares held by the Smith Family Foundation. For purposes of calculating percent of class for Mr. Smith, the number of shares subject to options currently exercisable or exercisable by Mr. Smith within 60 days are deemed outstanding. Share ownership is less than 1% of the Common Stock.
(10) In addition to shares beneficially owned by executive officers and directors, share number includes 16,023,088 shares of Common Stock purchasable by executive officers or directors pursuant to options currently exercisable or exercisable within 60 days. Shares subject to options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing percent of class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See "EXECUTIVE COMPENSATION -- Compensation Committee Interlocks and Insider Participation" for a discussion of Mr. Nederlander's relationships with the Company and various entities engaged in transactions with the Company.

RELATIONSHIP WITH CHARTWELL

   On November 22, 1994 (the "Effective Date"), the Company distributed to its stockholders one (1) share of the common stock of Chartwell, then a wholly owned subsidiary of the Company, for every ten

(10) shares of Common Stock held of record as of November 14, 1994 (the "Distribution"). On the Effective Date, the Company also transferred the assets and liabilities of its business of financing and developing casino gaming and entertainment facilities (the "Casino Development Business") to Chartwell and made (and agreed to make) cash capital contributions to Chartwell aggregating $50 million. As a result of the Distribution, Chartwell became an independent publicly traded corporation and ceased to be a subsidiary of the Company.

   In connection with the Distribution and for purposes of (i) governing certain of the ongoing relationships between the Company and Chartwell after the Distribution, (ii) providing mechanisms for an orderly transition and
(iii) providing the Company with a means of participating in the economic benefits of future gaming projects, the Company and Chartwell entered into certain agreements, including the Distribution Agreement, the Financing Agreement, the Marketing Services Agreement, the Advisory Agreement, the Corporate Services Agreement, the Facility Lease and the Tax Sharing Agreement on the Effective Date. Copies of such agreements were filed with the Securities and Exchange Commission as exhibits to Chartwell's Current Report on Form 8-K dated December 2, 1994. As indicated herein under the captions "ELECTION OF DIRECTORS -- Information Regarding Nominees" and "EXECUTIVE OFFICERS," certain of the Company's directors and executive officers also currently serve, or served during 1995, as directors and executive officers of Chartwell. Each of these directors and executive officers also owned certain options to purchase shares of common stock of Chartwell, which, except for the options which were granted to Mr. Edelman and Mr. Robert Smith, have been cancelled on or before February 1, 1996.

   On December 20, 1995, Chartwell Leisure Associates L.P. II, a general partnership affiliated with the Fisher Brothers and Gordon Getty ("Chartwell Leisure II") acquired approximately 17% of the outstanding common stock of Chartwell. Mr. Edelman is a partner in Chartwell Leisure II, owning in the aggregate a 4.8% beneficial interest in that partnership. On January 23, 1996, the Company acquired the Travelodge(Registered Trademark) and Thriftlodge(Registered Trademark) lodging franchise system (the "Travelodge System") and the related trademarks and trade names in North America from Forte Hotels, Inc. and Forte Plc and immediately subsequent to such acquisition, Chartwell acquired Forte Hotels, Inc., including in such purchase approximately 16 hotels and joint venture interests in 96 hotels, which are now licensed as part of the Travelodge System. As a result, Chartwell is the largest franchisee of the Travelodge System. Under the applicable franchise agreements, Chartwell is required to pay to Travelodge Hotels, Inc. ("THI"), a wholly owned subsidiary of HFS, annual franchise fees equal to four percent of gross room revenues for the owned hotel properties plus four percent of gross room revenues of such properties as marketing and reservation fees. In addition, the Company is required to pay to THI a license fee equal to four percent of gross room revenues multiplied by Chartwell's percentage interest in each of the hotel properties owned by joint ventures in which Chartwell acquired an interest. In connection with such acquisition, in accordance with the Financing Agreement, the Company guaranteed $75 million of borrowings by Chartwell under a $125 million revolving credit facility with certain banks. The Company receives an annual guaranty fee of 2% of the $75 million credit extension. It is anticipated that such guarantee will be terminated upon Chartwell's refinancing of the underlying bank facility. In connection with the Travelodge acquisition, the Advisory Agreement and the Marketing Services Agreement were terminated, and the Corporate Services Agreement was modified to provide for a fixed fee of $1.5 million per year, the provision of certain corporate services only through September 1996 and the requirement of the Company to provide corporate transaction advisory services. The Company and Chartwell agreed to terminate the Advisory Agreement effective in December 1996, in consideration of which Chartwell agreed to pay the Company $9.5 million, of which approximately $2.5 million was paid in cash. The balance was paid by delivery of a promissory note in the principal amount of $7 million, payable over seven years commencing on January 1, 1999, bearing interest at the per annum rate of 6%, and payable in semi-annual installments commencing July 1, 1997. The Company also received an advisory fee of approximately $2 million from Chartwell for advisory services in connection with the acquisition by Chartwell of Forte Hotels, Inc.

   In 1996, The Company and affiliates of Chartwell entered into master licensing relationships with respect to the Travelodge brands in Canada and Mexico under which such affiliates assumed responsibility for providing services to the Canadian and Mexican franchisees other than reservation services, which will continue to be provided by the Company. The Company will receive royalties and fees for providing certain marketing and reservation services under the master license agreements. Chartwell has guaranteed the obligations of the affiliates under the master license agreements. The master license in Canada replaced an agreement with Royco Hotels & Resorts Ltd. acquired from FHI.

OTHER RELATIONSHIPS

   Mr. Edelman is of counsel to Battle Fowler, a New York City law firm. Battle Fowler represented the Company in certain transactions in 1995. It is expected that Battle Fowler will continue to represent the Company in connection with certain matters from time to time in the future.

   Mr. Edelman is also a partner in Chartwell Hotels Associates ("Chartwell Hotels"), a general partnership affiliated with the Fisher Brothers and Gordon Getty, and its affiliate Chequers Investment Associates, which have acquired certain hotels and mortgages secured by hotels from the Resolution Trust Corporation. In two transactions with Chartwell Hotels, entered into in November 1992 and May 1993, and each amended in December 1994, which have resulted in and will result in the addition of properties to the Company's franchise systems, the Company has advanced approximately $10 million, and has agreed to advance up to an additional $4 million if certain additional property conversions and other requirements are met, in return for Chartwell Hotels agreeing to franchise the properties with one of the Company's brands. All Chartwell Hotels properties will pay royalties once they become part of the Company's franchise systems and these royalties will be credited toward the recovery of the advance. Certain properties which cannot be converted to Company brands will also pay a percentage of gross room sales in lieu of royalties as specified in the agreements. Each advance is required to be fully recovered over a maximum five year period following the advance. In addition, as individual properties convert to Company brands, the Company will make additional advances to the franchisee of such properties to fund costs incurred in connection with such conversion. Such advances are required to be repaid with interest by the franchisee over a three year period and such repayment has been guaranteed by Chartwell Hotels.

   Mr. Edelman is also a partner in Chartwell Leisure Associates L.P. ("Chartwell Leisure"). Chartwell Leisure has contracted with Funtricity Vicksburg Family Entertainment Park, Inc., a wholly-owned subsidiary of Six Flags Theme Parks, Inc., to develop a high quality family entertainment center (the "Project") on land which is ground leased by Chartwell Leisure from affiliates of Rainbow Casino Corporation (collectively, "Rainbow"). As an inducement to Chartwell Leisure to provide the financing for the Project, commencing May 1, 1995, the opening of the project, Chartwell shares principal and interest payments on a loan to Rainbow with Chartwell Leisure ranging from 14% to 27% of such payments adjusted annually in accordance with a schedule to the agreement. The Company shares marketing fees from Rainbow with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share with the Company 50% of the net cash flow payable to Chartwell Leisure in respect of the Project and the Company has agreed to share such amounts pro-rata with Chartwell based on the relative amounts paid by the Company and Chartwell, respectively, to Chartwell Leisure each year. Mr. Pittman was the Chairman and Chief Executive Officer of Six Flags Entertainment Corporation, the parent of Six Flags Theme Parks, Inc. until September 12, 1995. During 1996, the Company paid Chartwell Leisure approximately $887,000 and received from Chartwell Leisure (net of payments to Chartwell) approximately $39,000 under this agreement.

   In July 1995, the Company entered into agreements (the "Stock Purchase Agreements") to acquire Century 21 and certain of its subsidiaries from Metropolitan Life Insurance Company (together with certain of its subsidiaries, "MetLife") for consideration of $245 million. On August 1, 1995, HFS assigned the Stock Purchase Agreements, other than certain rights and obligations thereunder, to its subsidiary, C21 Holding Corp. ("Holding"). The acquisition of Century 21 by Holding was completed on August 1, 1995. In connection with Holding's acquisition of Century 21, Holding purchased 2 million shares of Common Stock from the Company in exchange for $20,000 and a Demand Note of Holding in the principal amount of $87,980,000 that bears interest at the rate of 13.0% per annum. In addition, the Company purchased a second Demand Note of Holding in the principal amount of $61,750,000 that bears interest at the rate of 13.0% per annum, for $61,750,000 in cash. Holding used the 2 million shares of HFS common stock and the proceeds from the sale of the second Demand Note to satisfy, in part, its obligations to MetLife pursuant to the Stock Purchase Agreements. In addition to the foregoing, in April 1996 the Company acquired Century 21 Region V, Inc. and transferred the assets of such corporation to Century 21 in May 1996.

   The Company entered into a Subscription Agreement, dated August 1, 1995 (the "Subscription Agreement"), among the Company, Holding, Mr. Pittman and the other Century 21 management stockholders named therein (the "Management Stockholders", and together with Mr. Pittman, the "Managers") pursuant to which the Company subscribed for 87.5% of the common stock of Holding (the "Holding Common Stock") for consideration of $8.75 million, Mr. Pittman subscribed for approximately 8.33% of the Holding Common Stock for consideration of approximately $0.8 million and the Management Stockholders subscribed for approximately 4.17% of the Holding Common Stock for consideration of approximately $0.4 million. Pursuant to the Subscription Agreement none of the Managers may transfer his Holding Common Stock without the consent of the Company, other than pursuant to a Permitted Transfer (as defined in the Subscription Agreement). In December 1995, with the consent of the Company, Mr. Pittman transferred a portion of his ownership interest in Holding equal to 0.5% of the outstanding Holding Common Stock to another officer of Century 21 and the Management Stockholders transferred a portion of their respective ownership interests in Holding equal to an aggregate of 0.25% of the outstanding Holding Common Stock to such other officer of Century 21. Under the Subscription Agreement, the Company has a call option to purchase all of the Holding Common Stock owned by the Managers from January 1, 1998, or earlier in the event of certain terminations of the Pittman Agreement, for the fair market value of such stock when the option is exercised (the "Exercise Price"). The Managers each have a put option to require the Company to purchase all of their Holding Common Stock from January 1, 1998 or earlier in the event of certain terminations of the applicable Manager's Employment Agreement at the Exercise Price. The Company may use cash or, if agreed to by the Company and the Managers, Common Stock, or, if so agreed, a combination of both, to pay for either option. The Managers have also been granted tag-along rights in respect of a sale by the Company of Holding Common Stock if, after giving effect to such sale, the Company would own less than a majority of the Holding Common Stock. In a tag-along situation the Managers would be permitted to sell their Holding Common Stock to the purchaser for the same consideration as that received by the Company. In addition, if the Company proposes to sell its Holding Common Stock, and after giving effect to such sale the Company would own less than a majority of the Holding Common Stock, then the Company has the right to require the Managers to sell their Holding Common Stock, pro-rata with the Company; provided, that the Managers receive their share of the consideration for such Holding Common Stock in cash. Concurrently with Mr. Pittman's resignation from Century 21, the Company, Mr. Pittman and the Management Stockholders entered into a letter agreement providing, inter alia, that Mr. Pittman's resignation constituted a "voluntary resignation" under his employment agreement providing for the exercise by the Company of the call option on the Holding Common Stock, which transaction is expected to be settled in the second quarter of 1997.

   On March 31, 1995 the Company acquired a 1% general partnership interest in a limited partnership (the "Partnership") which develops, promotes and franchises the recently established Wingate Inn franchise system, a new construction hotel brand. Through December 31, 1995, an additional $15 million of capital was invested in the partnership through a private placement of limited partnership unit interests, which units were sold for $50,000 each. The Company has an option to acquire the limited partner investment at a 30% compounded annual rate of return plus additional outstanding capital loans and an additional call premium equal to approximately 1.5 times annual royalty revenue, as defined. The limited partners may require the Company to acquire the limited partner interest on August 29, 2001. The Company also agreed to finance additional limited partner capital contributions up to $60 million at the prime lending rate, upon the occurrence of certain events, including the addition of open and operating Wingate Inn properties. Certain executives of the Company purchased limited partnership units in the partnership, as follows: Messrs. Silverman and Snodgrass, 10 units each; Messrs. Buckman, Holmes and Osborne, 2 units each; and Mr. Richard Smith, 1 unit.

   In addition, the Company has agreed to guarantee up to $36 million of borrowings by a subsidiary of the Partnership, which borrowings will be used to provide financing for franchisees to develop Wingate Inn facilities.

   In November 1996, the Company acquired all of the stock of Resort Condominiums International, Inc. from ms. DeHaan. Consideration for such acquisition consisted of $412 million in cash and $75 million in Common Stock, plus future contingent payments of up to $200 million over five years commencing in November 1996.

   In accordance with the terms of the Snodgrass Agreement, the Company has arranged to make available to Mr. Snodgrass a one-quarter interest in a Hawker 1000 aircraft. Further, as of December 31, 1998, the Company will have the right to require Mr. Snodgrass to purchase such interest, and Mr. Snodgrass shall have the right to require the Company to sell such interest to him, in each case for the amount paid by the Company for such interest of $2.8 million.

   Mr. Rosenwald serves as Vice Chairman of The Bear Stearns Companies, Inc., an investment banking firm. During 1996, The Bear Stearns Companies, Inc. provided underwriting and advisory services to the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) FINANCIAL STATEMENTS

   See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

ITEM 14(a)(2) FINANCIAL STATEMENT SCHEDULES

   See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

ITEM 14(a)(3) EXHIBITS

  EXHIBIT NO.    DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
       2.1       Agreement Among Purchasers dated as of January 22, 1996 among National Lodging Corp., Motels of
                 America, Inc. and Bear Acquisition Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.10)
       2.2       Purchase and Sale Agreement dated February 9, 1996 among Electronic Realty Associates, L.P., the
                 Registrant and ERA Acquisition Co. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.11)
       2.3       Agreement dated February 9, 1996 among Heller Financial, Inc. the Registrant and ERA Acquisition
                 Co. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.12).
       2.4       Agreement and Plan of Merger and Reorganization, dated as of April 15, 1996, by and between HFS
                 Incorporated, Century 21 Region V, Inc. and Yeager Real Estate and Financial Services, Inc. (Incorporated
                 by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-03646), Exhibit
                 No. 2.1)
       2.5       Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Life
                 Insurance Company (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
                 the quarterly period ended June 30, 1995, Exhibit 2.1)
       2.6       Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and C21 Acquisition Corp.
                 (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 2.2)
       2.7       Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Tower
                 Corp. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 2.3)

  EXHIBIT NO.    DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
      2.8        Stock Purchase Agreement dated as of October 17, 1995 between the Registrant and AMRE, Inc. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
                 30, 1995).
      2.9        Purchase Agreement dated as of December 19, 1995 among the Registrant, Forte Hotels, Inc. and Forte
                 USA, Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.9)
      2.10       Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C-21 Holding Corp.,
                 Century 21 Real Estate of the Mid-Atlantic States, Inc. and George F. Kettle. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit
                 2.1)
      2.11       Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C21 Holding Corp.,
                 Century 21 of Eastern Pennsylvania, Inc., George F. Kettle and James O. Nelson. (Incorporated by
                 reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                 1996, Exhibit 2.2)
      2.12       Agreement and Plan of Merger dated as of May 1, 1996 among the Registrant, CBC Acquisition Corp.,
                 Fremont Investors, Inc. and Coldwell Banker Corporation. (Incorporated by reference to Registrant's
                 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 2.4)
      2.13       Agreement and Plan of Merger, dated as of August 23, 1996, by and among HFS Incorporated, Avis Acquisition
                 Corp., U.S. Trust Company of California, N.A. as Trustee of the Trust forming a part of the Avis,
                 Inc. Employee Stock Ownership Plan and Avis, Inc. (Incorporated by reference to Registrant's Registration
                 Statement on Form S-3 (Registration No. 333-11029, Exhibit 2.1)
      2.14       Stock Purchase Agreement, dated as of August 28, 1996, by and between HFS Incorporated and General
                 Motors Corporation. (Incorporated by reference to Registrant's Registration Statement on Form S-3
                 (Registration No. 333-11029, Exhibit 2.2)
      2.15       Stock Purchase Agreement dated as of October 6, 1996 by and among the Company, Christel DeHaan and
                 Resort Condominiums International, Inc. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 2.1)
      2.16       Registration Rights Agreement, dated as of November 12, 1996, by and between HFS Incorporated and
                 Ms. Christel DeHaan (Incorporated by reference to Registrant's Registration Statement on Form S-3
                 (Registration No. 333-17371), Exhibit 2.2)
      2.17       Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS Incorporated, PHH Corporation and Mercury Acquisition Corp. (Incorporated by reference to the Company's Current Report on Form
                 8-K dated November 14, 1996, Exhibit 2.1)
      2.18       Asset Purchase Agreement dated as of April 2, 1996 among Century 21 Real Estate of Southern Florida,
                 Inc., the Registrant and Richard C. Ritchey (Incorporated by reference to Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 10.1)
      2.19       Asset Purchase Agreement dated as of April 3, 1996 among Century 21 Real Estate Corporation, the
                 Registrant, Century 21 of the Southwest, Inc. and Larry E. Bryson. (Incorporated by reference to
                 Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit
                 10.2)
      3.1        Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A filed on February 21, 1996)
      3.2        Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 3.1)

  EXHIBIT NO.    DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
       4.1       Form of certificate for the Registrant's Common Stock, par value $0.1 per share (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit
                 No. 4.1)
       4.2       Form of Indenture between the Registrant and Continental Bank, National Association, as trustee
                 (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration
                 No. 33-71736), Exhibit No. 4.1)
       4.3       Form of Indenture between the Registrant and Bank of America Illinois as trustee (the "Senior
                 Trustee")(Incorporated by reference to the Registrant's Current Report on Form 8-K dated September
                 28, 1994, Exhibit 2)
       4.4       Form of Supplemental Indenture between the Registrant and the Senior Trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 28, 1994, Exhibit 3).
       4.5       Indenture dated as of February 28, 1996 between the Registrant and First Trust of Illinois, National
                 Association, as trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.01)
       4.6       Supplemental Indenture No. 1 dated as of February 28, 1996 between the Registrant and First Trust of Illinois, National Association, as trustee (Incorporated by reference to the Registrant's Current
                 Report on Form 8-K dated March 8, 1996, Exhibit 4.02)
       4.7       Form of Senior Indenture entered into by the Registrant and The Bank of Nova Scotia Trust Company
                 of New York, as Trustee. (Incorporated by reference to Registrant's Registration Statement on Form
                 S-3 (Registration No. 333-03276), Exhibit 4.2)
       4.8       Form of Subordinated Indenture entered into by the Registrant and the Bank of Nova Scotia Trust
                 Company of New York, as Trustee (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-03276), Exhibit 4.3)
      10.1       364-Day Competitive Advance and Revolving Credit Agreement dated as of October 2, 1996 among HFS
                 Incorporated and The Lenders Referred to Therein and The Chase Manhattan Bank as Administrative
                 Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated October 15, 1996,
                 Exhibit 10.1)
      10.2       Five Year Competitive Advance and Revolving Credit Agreement dated as of October 2, 1996 among HFS
                 Incorporated and The Lenders Referred to Therein and The Chase Manhattan Bank as Administrative
                 Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated October 15, 1996,
                 Exhibit 10.2)
      10.3       License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between
                 Franchise System Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.2)
      10.4       Restructuring Agreement dated as of July 15, 1991 by and among New World Development Co., Ltd.,
                 Ramada International Hotels & Resorts, Inc. Ramada Inc., Franchise System Holdings, Inc., the Registrant
                 and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.3)
      10.5       License Agreement dated as of November 1, 1991 between Franchise Systems Holdings, Inc. and Ramada
                 Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on
                 Form S-1 (Registration No. 33-51422), Exhibit No. 10.4)
      10.6       Amendment to License Agreement, Restructuring Agreement and Certain Other Restructuring Documents
                 dated as of November 1, 1991 by and among New World Development Co., Ltd., Ramada International
                 Hotels & Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Registrant and Ramada
                 Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on
                 Form S-1 (Registration No. 33-51422), Exhibit No. 10.5)

  EXHIBIT NO.    DESCRIPTION
---------------  ----------------------------------------------------------------------------------------------
     10.7        The Registrant's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement. (Incorporated
                 by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422),
                 Exhibit No. 10.6)
     10.8        Form of Amended and Restated Employment Agreement dated as of June 30, 1996 between the Registrant and Henry R. Silverman. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.1)
     10.8(a )*   Amendment dated January 27, 1997 to Amended and Restated Employment Agreement dated as of June 30,
                 1996 between the Registrant and Henry R. Silverman.
     10.9        Employment Agreement dated as of January 31, 1992 between the Registrant and John D. Snodgrass, as amended as of January 31, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit 10.23)
     10.9(a )    Amendment to Employment Agreement dated as of October 30, 1996 between the Registrant and John D.
                 Snodgrass. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 10.1)
     10.10       Employment Agreement dated October 14, 1996 between the Registrant and Michael P. Monaco. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September
                 30, 1996, Exhibit 10.2)
     10.11       Employment Agreement dated as of January 15, 1992 between the Registrant and James E. Buckman. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422),
                 Exhibit 10.24)
     10.11(a)    Amendment to Employment Agreement between Registrant and James E. Buckman dated as of October 1,
                 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31,
                 1994, Exhibit No. 10.12(a))
     10.12       Employment Agreement dated as of October 1, 1991 between the Registrant and Stephen P. Holmes. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422 Exhibit
                 10.25)
     10.12(a)    Amendment to Employment Agreement between Registrant and Stephen P. Holmes dated as of October 1,
                 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31,
                 1994, Exhibit NO. 10.13(a))
     10.13       Employment Agreement dated as of January 31, 1992 between the Registrant and Richard A. Smith. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422),
                 Exhibit 10.27)
     10.13(a)    Amendment to employment Agreement between Registrant and Richard A. Smith dated as of October 1,
                 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31,
                 1994, Exhibit No. 10.14(a))
     10.14       Letter Agreement between the Registrant and John Osborne regarding employment. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-70706), Exhibit
                 No. 10.28)
     10.15       U.S. Bankruptcy Court for the District of Delaware Order Incorporating Additional Terms Relating
                 to the Relationship of Purchaser to Franchisees, dated December 20, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit 10.31)
     10.16       Conversion Agreement between Chartwell Hotels Associates and HFS Brands, Inc., dated as of November
                 17, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration
                 NO. 33-51422 Exhibit 10.33)
     10.17       Conversion Agreement, dated as of may 9, 1993, between Chartwell Hotels II Associated and HFS Brands,
                 Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration
                 No. 33-63398) Exhibit No. 10.35)

------------
* Filed herewith

  EXHIBIT NO.    DESCRIPTION
---------------  -------------------------------------------------------------------------------------------
     10.18       Letter Agreement among the Registrant, Bryanston Group, Inc. and National Gaming Corp. dated
                 August 18, 1995. (Incorporated by reference to the Registrant's Registration Statement on Form
                 S-3 (Registration No. 33-96034), Exhibit 10.1)
     10.19       Second Amendment of Casino Financing Agreement dated as of August 11, 1994 between the Registrant and Rainbow Casino Corporation. (Incorporated by reference tot he Registrant's Annual Report of Form 10-K filed March 31, 1994, Exhibit No. 10.30(b))
     10.20       Marketing Services Agreement dated as of march 15, 1994 between Rainbow Casino Corporation and
                 HFS Gaming Corp. (Incorporated by reference to the Registrant's Form 10-K filed March 31, 1994,
                 Exhibit No. 10.32)
     10.21       The Registrant's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to the
                 Registrant's Registration Statement on Form S-8 (Registration No. 33-83956), Exhibit 4.1)
     10.21(a)    First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995. (Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33094756),
                 Exhibit 4.1)
     10.21(b)    Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, Exhibit 10.21(b))
     10.21(c)    Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, Exhibit 10.21(c))
     10.21(d)    Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996. (Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-06733),
                 Exhibit 4.5)
     10.21(e)*   Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996.
     10.21(f)*   Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996.
     10.22       Marketing Services Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Boomtown,
                 Inc. (Incorporated by reference to the Registrant's Form 10-Q filed May 16, 1994, Exhibit 10.2)
     10.23       Guarantee Letter, dated January 17, 1995, by and among Hospitality Franchise Systems, Inc., National
                 Gaming Corp. and Boomtown, Inc. (Incorporated by reference to the Registrant's Form 8-K filed
                 February 1, 1995, Exhibit 10.1)
     10.24       Interim Financing Agreement dated as of November 22, 1994 between the Registrant and National
                 Gaming Corp. (Incorporated by reference to Exhibit Number 10.1 to the National Gaming Corp. Current
                 Report on Form 8-K dated December 2, 1994)
     10.25       Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Registrant and National Lodging Corp. (Incorporated by reference to Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.3)reference to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit
                 10.30)
     10.26       Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the
                 Registrant and National Lodging Corp. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.2)
     10.27*      HFS Guaranty dated as of August 28, 1996 by the Registrant to The Chase Manhattan Bank, as Administrative
                 Agent (as defined in such agreement) for the benefit of National Lodging Corp.

------------
* Filed herewith

  EXHIBIT NO.    DESCRIPTION
---------------  ------------------------------------------------------------------------------------------
      10.28      Tax Sharing and Indemnification Agreement dated as of November 22, 1994 between the Registrant and National Gaming Corp. (Incorporated by reference to Exhibit Number 10.6 to the National
                 Gaming Corp. Current Report on Form 8-K dated December 2, 1994)
      10.29*     Second Amended and Restated Agreement of Limited Partnership of Hotel Franchising Limited Partnership
                 dated as of November 20, 1996.
      10.30      Support Agreement between the Registrant, General Franchise Systems, Inc. and Hotel Franchising
                 Limited Partnership dated as of March 31, 1995 (Incorporated by reference to the Registrant's
                 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.2)
      10.31      Loan and Security Agreement dated as of March 31, 1995 between the Registrant and Franchise
                 Investors L.L.C. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.3)
      10.32      Guaranty Agreement dated as of March 31, 1995 between the Registrant and Franchise Investors
                 L.L.C. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
                 quarterly period ended March 31, 1995, Exhibit 10.4)
      10.33      Asset Purchase Agreement dated April 21, 1995 among Knights Lodging, Inc. and Economy Lodging
                 Systems, Inc., as Sellers, and KI Acquisition Corp., as Buyer (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995,
                 Exhibit 10.5)
      10.34      Agreement dated as of March 31, 1995 between the Registrant and Motels of America, Inc. (Incorporated
                 by reference to the Registrant's Current Report on Form 8-K dated April 4, 1995, Exhibit 10.1)
      10.35      Amended and Restated Warrant Agreement dated as of August 11, 1993, as amended and restated
                 as of May 15, 1995 between the Registrant and Chemical Mellon Shareholder Services (Incorporated
                 by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1995, Exhibit 10.1)
      10.36      Indemnification Agreement dated as of July 12, 1995 among the Registrant, Metropolitan Life
                 Insurance Company and Metropolitan Tower Corp. (Incorporated by reference to the Registrant's
                 Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.2)
      10.37      Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Registrant, Robert W. Pittman, Mark S. Mitzner and Mayo S. Stuntz, Jr. (Incorporated by
                 reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June
                 30, 1995, Exhibit 10.3)
      10.38      Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the
                 Registrant and Robert W. Pittman (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.4)
      10.39      Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the
                 Registrant and Mark S. Mitzner (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.5)
      10.40      Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the
                 Registrant and Mayo S. Stuntz, Jr. (Incorporated by reference to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.6)
      10.41      Services Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Life Insurance
                 Company (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 1995, Exhibit 10.7)

------------
* Filed herewith

  EXHIBIT NO.    DESCRIPTION
---------------  --------------------------------------------------------------------------------------------
      10.42      Assignment Agreement dated as of August 1, 1995 between the Registrant and C21 Holding Corp. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 16, 1995, Exhibit 10.1)
      10.43      Credit Agreement dated as of October 17, 1995 between AMRE, Inc., as borrower, and the Registrant, as lender (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
                 quarterly period ended September 30, 1995, Exhibit 10.1)
      10.44      License Agreement among TM Acquisition Corp., Century 21 Real Estate Corporation and American
                 Remodelling, Inc. dated October 17, 1995 (Incorporated by reference to the Registrant's Quarterly
                 Report on Form 10-Q for the quarterly period ended September 30, 1995, Exhibit 10.2)
      10.45      Master License Agreement dated October 17, 1995 between Century 21 Real Estate Corporation and
                 TM Acquisition Corp. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, Exhibit 10.3)
      10.46      Purchasing Services Agreement dated as of November 30, 1995 between the Registrant and Compleat
                 Resources Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 1995, Exhibit 10.1)
      10.46(a)   First Amendment to Purchasing Services Agreement dated January 31, 1997 between the Registrant and Compleat Resources Group, Inc.
      10.47      Stock Purchase Agreement dated as of November 30, 1995 between the Registrant and Insignia Financial
                 Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December
                 11, 1995, Exhibit 10.2)
      10.48      Registration Rights Agreement dated as of November 30, 1995 between the Registrant and Insignia
                 Financial Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 1995, Exhibit 10.3)
      10.49*     Credit Agreement dated as of November 20, 1996 among Wingate Financial LLC, the Lenders named therein and The Chase Manhattan Bank, as administrative agent and collateral agent, Westdeutsche
                 Landesbank Girozentrale, as collateral agent, The Bank of Nova Scotia, as documentation agent and Bankers Trust Company, as syndication agent.
      10.50*     Guaranty dated as of November 20, 1996 from the Registrant to The Chase Manhattan Bank, as agent for the Lenders named in the Credit Agreement dated as of November 20, 1996.
      11   *     Statement re: Historical Computation of Per Share Earnings
      11.1 *     Statement re: Pro Forma Computation of Per Share Earnings
      12   *     Statement re: Computation of Ratio of Earnings to Fixed Charges
      21   *     Subsidiaries of the Registrant
      23.1 *     Consent of Deloitte & Touche LLP relating to the financial statements of HFS Incorporated.
      23.2 *     Consent of Deloitte & Touch LLP relating to the financial statements of Rental Car Operations of Avis, Inc.
      23.3 *     Consent of Price Waterhouse LLP relating to the financial statements of Avis, Inc.

------------
* Filed herewith

ITEM 14(b) REPORTS ON FORM 8-K

   On October 15, 1996, the Company filed a Current Report on Form 8-K, which report was amended on March 27, 1997, to report the execution on October 6, 1996 of a definitive agreement to acquire Resort Condominiums International, Inc. ("RCI") and the execution on October 2, 1996 of credit agreements relating to $1 billion in revolving credit financing. Such report included pro forma financial information reflecting the RCI acquisition and other acquisitions and transactions.

   On November 15, 1996, the Company filed a Current Report on Form 8-K to report the execution on November 10, 1996 of an agreement and plan of merger pursuant to which Mercury Acquisition Corp., a wholly owned subsidiary of the Company, is expected to be merged with PHH Corporation (the "PHH Merger"). Such Current Report on Form 8-K was amended on December 4, 1996 by the filing of an amendment on Form 8-K/A to include the following financial information:

   1. Audited consolidated balance sheets of PHH Corporation and subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended April 30, 1996.

   2. Unaudited consolidated balance sheet of PHH Corporation and subsidiaries as of October 31, 1996 and the related unaudited consolidated statements of income for the three and six months ended October 31, 1996 and 1995 and cash flows for the six months ended October 31, 1996 and 1995.

   3. Pro Forma financial information of the Company reflecting the PHH
      Merger.

   Such report was further amended on March 27, 1997.

   On December 5, 1996, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K which was filed on August 29, 1996. Such amendment included the following financial information:

   1. Audited consolidated balance sheets of Avis, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of income, changes in stockholders' equity, changes in redeemable preferred stock and cash flows for each of the years in the three year period ended February 29, 1996.

   2. Unaudited consolidated financial statements of Avis, Inc. and subsidiaries at May 31, 1996 and for the three months ended May 31, 1996 and 1995.

   3. Unaudited consolidated financial statements of Avis, Inc. and subsidiaries at August 31, 1996 and for the six months ended August 31, 1996 and 1995.

   Such report was further amended on March 27, 1997.

   On December 24, 1996, the Company filed a Current Report on Form 8-K to report the consummation of the acquisition by the Company on October 17, 1996 of Avis, Inc. and on November 12, 1996 of RCI.

ITEM 14(d) ADDITIONAL FINANCIAL STATEMENTS

   The audited consolidated balance sheets of Avis, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of income changes in stockholders' equity, changes in redeemable preferred stock and cash flows for each of the years in the three year period ended February 29, 1996 included in the Company's Current Report on Form 8-K dated August 29, 1996, as amended December 5, 1996, as further amended March 27, 1997 are incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HFS INCORPORATED
                                          By: /s/ Henry R. Silverman
                                              -------------------------
                                              Henry R. Silverman
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              Date: March 31, 1997

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                     TITLE                                          DATE
-----------------------------  ---------------------------------------------  ------------------
/s/ Henry R. Silverman         Chairman of the Board, Chief Executive         March 31, 1997
-----------------------------  Officer and Director (Principal Executive
    Henry R. Silverman         Officer)

/s/ Michael P. Monaco          Vice Chairman and Chief Financial              March 31, 1997
-----------------------------  Officer (Principal Financial Officer and
    Michael P. Monaco          Principal Accounting Officer)

/s/ Stephen P. Holmes          Vice Chairman and Director                     March 31, 1997
-----------------------------
    Stephen P. Holmes

/s/ John D. Snodgrass          Vice Chairman, President, Chief                March 31, 1997
-----------------------------  Operating Officer and Director
    John D. Snodgrass

/s/ James E. Buckman           Executive Vice President and General           March 31, 1997
-----------------------------  Counsel and Director
    James E. Buckman

/s/ Martin L. Edelman          Director                                       March 31, 1997
-----------------------------
    Martin L. Edelman

/s/ Robert E. Nederlander      Director                                       March 31, 1997
-----------------------------
    Robert E. Nederlander

/s/ E. John Rosenwald, Jr.     Director                                       March 31, 1997
-----------------------------
    E. John Rosenwald, Jr.

/s/ Robert W. Pittman          Director                                       March 31, 1997
-----------------------------
    Robert W. Pittman

/s/ Leonard Schutzman          Director                                       March 31, 1997
-----------------------------
    Leonard Schutzman

/s/ Robert F. Smith            Director                                       March 31, 1997
-----------------------------
    Robert F. Smith

/s/Christel DeHaan             Director                                       March 31, 1997
-----------------------------
    Christel DeHaam

                         INDEX TO FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements of the Company:

 Independent Auditors' Report.............................................    F-2
 Consolidated Balance Sheets at
   December 31, 1996 and 1995............................................     F-3
 Consolidated Statements of Income
   for the years ended December 31,
   1996, 1995 and 1994...................................................     F-4
 Consolidated Statements of Stockholders' Equity.........................     F-5
 Consolidated Statements of Cash Flows
   for the years ended December 31,
   1996, 1995 and 1994...................................................     F-6
 Notes to Consolidated Financial Statements..............................     F-7 to F-30

Financial Statement Schedule:
 Schedule II--Valuation and Qualifying Accounts of the Company ..........     F-31

Combined Financial Statements of Rental Car Operations of Avis, Inc.:
 Independent Auditors' Report ...........................................     F-32
 Combined Statement of Financial Position
   for the year ended December 31, 1996 .................................     F-33
 Combined Statement of Operations
   for the Period October 17, 1996
   (Date of Acquisition) to December 31, 1996 ...........................     F-34
 Combined Statement of Stockholder's Equity
   for the Period October 17, 1996
   (Date of Acquisition) to December 31, 1996 ...........................     F-35
 Combined Statement of Cash Flows
   for the Period October 17, 1996
   (Date of Acquisition) to December 31, 1996 ...........................     F-36
 Notes to the Combined Financial Statements
   for the Period October 17, 1996
   (Date of Acquisition) to December 31, 1996 ...........................     F-37 to F-50

Financial Statement Schedule:
 Schedule II--Valuation and Qualifying Accounts
   of Rental Car Operations of Avis, Inc. ...............................     F-51


                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
HFS INCORPORATED:

   We have audited the accompanying consolidated balance sheets of HFS Incorporated and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also includes the financial statement schedule of the Company listed in the index at F-1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
March 31, 1997

                       HFS INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                           --------------------------
ASSETS                                                                          1996          1995
                                                                           ------------  ------------
CURRENT ASSETS
Cash and cash equivalents.................................................   $   55,762    $   16,109
Investment in equity securities...........................................       22,500            --
Accounts and notes receivable, net of allowance for doubtful accounts of
 $13,248 and $12,354, respectively .......................................      119,942        37,326
Marketing and reservation receivables, net of allowance for doubtful
 accounts of $7,698 and $6,858, respectively..............................       27,396        22,297
Equity advances...........................................................      125,662        51,180
Other current assets......................................................       45,820        21,304
Deferred income taxes ....................................................       72,200        20,200
                                                                           ------------  ------------
TOTAL CURRENT ASSETS......................................................      469,282       168,416
Property and equipment--net of accumulated depreciation and amortization
 of $35,135 and $19,567, respectively.....................................      236,383        67,892
Franchise agreements--net of accumulated amortization of $87,876
 and $65,905, respectively................................................      995,947       517,218
Excess of cost over fair value of net assets acquired-net of accumulated
 amortization of $44,949 and $13,352, respectively .......................    1,736,130       356,754
Other intangibles-net of accumulated amortization of $4,441...............      604,535            --
Investment in car rental operations of Avis Inc...........................       76,540            --
Other assets .............................................................      170,104        55,528
                                                                           ------------  ------------
TOTAL ASSETS..............................................................   $4,288,921    $1,165,808
                                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other................................................   $  322,577    $   64,894
Deferred income...........................................................      160,619        19,106
Income taxes payable......................................................       17,460        38,640
Short-term debt...........................................................      150,000            --
Due to car rental operations of Avis, Inc., net...........................       61,807            --
Current portion of long-term debt ........................................        2,995         2,249
                                                                           ------------  ------------
TOTAL CURRENT LIABILITIES.................................................      715,458       124,889
Long-term debt............................................................      748,421       300,778
Deferred income...........................................................      194,370         7,595
Other liabilities.........................................................       72,071         9,555
Deferred income taxes.....................................................       82,100        82,800
Commitments and contingencies (Note 9) ...................................
Series A adjustable rate Preferred Stock..................................           --        80,000

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value--authorized 10,000,000 shares; none
 issued and outstanding...................................................           --            --
Common stock, $.01 par value--authorized 300,000,000 shares; issued and
 outstanding, 129,888,682 and 102,538,756 shares respectively  ...........        1,299         1,025
Additional paid-in capital................................................    2,236,444       475,562
Retained earnings ........................................................      253,188        83,604
                                                                           ------------  ------------
Net unrealized gain on investment.........................................        4,366            --
Currency translation adjustment...........................................          356            --
Treasury stock, at cost (322,500 shares)..................................      (19,152)           --
TOTAL STOCKHOLDERS' EQUITY ...............................................    2,476,501       560,191
                                                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................   $4,288,921    $1,165,808
                                                                           ============  ============

         See accompanying notes to consolidated financial statements.

                       HFS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                          1996        1995        1994
                                                      ----------  ----------  ----------
REVENUES ............................................   $799,040    $412,983    $312,547
                                                      ----------  ----------  ----------
EXPENSES
Marketing and reservation............................    169,315     143,965     130,268
Selling, general and administrative..................    244,089      81,467      49,228
Depreciation and amortization........................     69,234      30,857      23,723
Interest.............................................     32,755      21,789      18,685
                                                      ----------  ----------  ----------
TOTAL EXPENSES ......................................    515,393     278,078     221,904
                                                      ----------  ----------  ----------
Income before income taxes...........................    283,647     134,905      90,643
Provision for income taxes ..........................    114,063      55,175      37,154
                                                      ----------  ----------  ----------
NET INCOME...........................................   $169,584    $ 79,730    $ 53,489
                                                      ==========  ==========  ==========
PER SHARE INFORMATION (PRIMARY)
 Net income .........................................   $   1.29    $    .74    $    .53
                                                      ==========  ==========  ==========
 Weighted average common and common equivalent
  shares outstanding ................................    135,173     113,817     100,874
                                                      ==========  ==========  ==========
PER SHARE INFORMATION (FULLY DILUTED)
  Net income.........................................   $   1.29    $    .73    $    .53
                                                      ==========  ==========  ==========
  Weighted average common and common equivalent
    shares outstanding ..............................    135,310     115,654     100,874
                                                      ==========  ==========  ==========

         See accompanying notes to consolidated financial statements.

                       HFS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                   COMMON STOCK        ADDITIONAL
                              --------------------     PAID-IN      RETAINED
                                SHARES     AMOUNTS     CAPITAL      EARNINGS
                              ---------  ---------     ---------    --------
Balance, January 1, 1994 ....    88,220    $  882     $  236,367    $ 30,160
Issuance of common stock  ...     4,140        42         55,900          --
Exercise of stock options ...       240         2            945          --
Tax benefit from exercise of
 stock options...............        --        --          1,002          --
Distribution of Chartwell
 Leisure Inc. ...............        --        --        (18,445)    (79,775)
Net income ..................        --        --             --      53,489
                              ---------  ---------  ------------  ----------
Balance, December 31, 1994 ..    92,600       926        275,769       3,874

Issuance of common stock  ...     8,341        83        178,240          --
Exercise of stock options ...       605         6          3,415          --
Tax benefit from exercise of
 stock options...............        --        --          3,237          --
Exercise of stock warrants ..       991        10         14,872          --
Conversion of 4 1/2% Senior
 Notes.......................         2        --             29          --
Net income ..................        --        --             --      79,730
                              ---------  ---------  ------------  ----------
Balance, December 31, 1995 ..   102,539     1,025        475,562      83,604

Issuance of common stock ....    25,706       257      1,712,015          --
Exercise of stock options ...     1,463        15         17,179          --
Tax benefit from exercise of
 stock options...............        --        --         28,397          --
Conversion of 4 1/2% Senior
 Notes.......................       181         2          3,291          --
Purchase of common stock ....        --        --             --          --
Currency translation
 adjustment..................        --        --             --          --
Net unrealized gain on
 investment..................        --        --             --          --
Net income ..................        --        --             --     169,584
                              ---------  ---------  ------------  ----------
BALANCE, DECEMBER 31, 1996  .   129,889    $1,299     $2,236,444    $253,188
                              =========  =========  ============  ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                   NET
                                UNREALIZED     CURRENCY
                                 GAIN ON      TRANSLATION    TREASURY
                                INVESTMENT    ADJUSTMENT       STOCK        TOTAL
                                ----------    -----------    --------       -----
Balance, January 1, 1994 ....     $   --         $ --        $     --    $  267,409
Issuance of common stock  ...                                                55,942
Exercise of stock options ...         --           --              --           947
Tax benefit from exercise of
 stock options...............         --           --              --         1,002
Distribution of Chartwell
 Leisure Inc. ...............         --           --              --       (98,220)
Net income ..................         --           --              --        53,489
                              ------------  -------------  -----------  -----------
Balance, December 31, 1994 ..         --           --              --       280,569

Issuance of common stock  ...         --           --              --       178,323
Exercise of stock options ...         --           --              --         3,421
Tax benefit from exercise of
 stock options...............         --           --              --         3,237
Exercise of stock warrants ..         --           --              --        14,882
Conversion of 4 1/2% Senior
 Notes.......................         --           --              --            29
Net income ..................                                                79,730
                              ------------  -------------  -----------  -----------
Balance, December 31, 1995 ..         --           --              --       560,191

Issuance of common stock ....         --           --              --     1,712,272
Exercise of stock options ...         --           --              --        17,194
Tax benefit from exercise of
 stock options...............         --           --              --        28,397
Conversion of 4 1/2% Senior
 Notes.......................         --           --              --         3,293
Purchase of common stock ....         --           --         (19,152)      (19,152)
Currency translation
 adjustment..................         --          356              --           356
Net unrealized gain on
 investment..................      4,366           --              --         4,366
Net income ..................         --           --              --       169,584
                              ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996  .     $4,366         $356        $(19,152)   $2,476,501
                              ============  =============  ===========  ===========

See accompanying notes to consolidated financial statements.

                       HFS INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                           1996          1995         1994
                                                                      -------------  -----------  -----------
OPERATING ACTIVITIES
Net income ..........................................................   $   169,584    $  79,730    $  53,489
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization, including amortization of deferred
   financing costs...................................................        71,387       32,097       24,506
  Provision for bad debt expense.....................................         8,103       12,013        6,262
  Deferred income taxes..............................................        43,351        9,100        8,300
  Deferred rent .....................................................          (350)        (348)        (285)
  Deferred financing costs ..........................................        (6,569)        (192)      (3,322)
  Proceeds from repayment of relocation receivables and equity
   advances..........................................................     1,240,909       24,869           --
  Relocation receivables and equity advances generated...............    (1,244,512)     (30,853)          --
  Gain on sale of assets ............................................        (1,144)          --       (1,044)
  Equity in earnings of car rental operations of Avis Inc. ..........        (1,221)          --           --
  Increase (decrease) from changes in:
   Accounts and notes receivable ....................................       (25,122)      (5,373)      (8,633)
   Marketing and reservation receivables.............................        (5,564)      (7,970)      (5,195)
   Other assets......................................................          (504)      (4,679)      (5,301)
   Accounts payable and other........................................       (78,304)     (12,341)        (521)
   Deferred income...................................................         4,088        7,248       (1,721)
   Income taxes payable..............................................         3,943       17,471       23,541
   Other liabilities.................................................         4,254       (1,397)      (1,000)
                                                                      -------------  -----------  -----------
Net cash provided by operating activities ...........................       182,329      119,375       89,076
                                                                      -------------  -----------  -----------
INVESTING ACTIVITITES
Purchase of land and building........................................            --      (14,311)          --
Other property and equipment additions...............................       (41,211)     (10,212)     (11,377)
Proceeds from sale of assets.........................................         3,889           --        4,697
Due to car rental operations of Avis Inc.............................       (11,228)          --           --
Loans and investments................................................       (12,721)     (33,783)     (42,524)
Principal payments received on loans.................................         1,600           --          341
Net assets acquired, exclusive of cash acquired .....................    (1,597,231)     (70,647)          --
                                                                      -------------  -----------  -----------
Net cash used in investing activities ...............................    (1,656,902)    (128,953)     (48,863)
                                                                      -------------  -----------  -----------
FINANCING ACTIVITIES ................................................
Principal payments--long-term debt...................................        (3,161)     (46,954)    (152,131)
Issuance of common stock.............................................     1,169,117       51,808          933
Redemption of warrants...............................................            --       14,877           --
Cash distribution....................................................            --           --      (50,000)
Purchases of treasury stock..........................................       (19,152)          --           --
Redemption of Series A Preferred Stock ..............................       (80,000)          --           --
Proceeds from borrowings ............................................       447,066           --      150,000
                                                                      -------------  -----------  -----------
Net cash provided by (used in) financing activities .................     1,513,870       19,731      (51,198)
                                                                      -------------  -----------  -----------
Effect of changes in exchange rates on cash and cash equivalents ....           356           --           --
                                                                      -------------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.................        39,653       10,153      (10,985)
Cash and cash equivalents, beginning of period ......................        16,109        5,956       16,941
                                                                      -------------  -----------  -----------
Cash and cash equivalents, end of period.............................   $    55,762    $  16,109    $   5,956
                                                                      =============  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest...........................................................   $    25,377    $  19,161    $  16,788
                                                                      =============  ===========  ===========
  Taxes..............................................................   $    56,151    $  28,139    $   5,313
                                                                      =============  ===========  ===========

         See accompanying notes to consolidated financial statements.

                      HFS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. DESCRIPTION OF BUSINESS -- HFS Incorporated (together with its subsidiaries, the "Company"), is a leading global provider of services to various businesses in consumer industries. The Company engages in the following businesses and related industry segments:

   o Franchising (lodging and real estate franchise segments). The Company franchises guest lodging facilities and residential real estate brokerage offices and provides operational and administrative services to its franchisees under the names CENTURY 21(Registered Trademark), Coldwell Banker(Registered Trademark), Days Inn(Registered Trademark), Electronic Realty Associates(Registered Trademark) ("ERA"), Howard Johnson(Registered Trademark), Knights Inn(Registered Trademark), Ramada(Registered Trademark), Super 8(Registered Trademark), Travelodge(Registered Trademark) and Villager Lodge(Registered Trademark) ("Villager").

          As a franchisor, the Company licenses the owners and operators of independent businesses, principally hotels and real estate brokerage offices, to use the Company's brand names. The Company provides its customers with services designed to increase their revenue and profitability. These services permit franchisees to retain independence and local control while benefiting from the economies of scale of widely promoted brand names and standards of service, national and regional direct marketing and co-marketing arrangements and global procurement. Services provided to the lodging segment include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. Services provided to the real estate segment include national and local advertising and promotion, referrals and training and volume purchasing discounts.

   o Relocation (relocation segment). The Company provides relocation services to client corporations through its Coldwell Banker Relocation Services, Inc. and Worldwide Relocation Management, Inc. subsidiaries. These services include responsibility for the sale of a transferee's residence, providing equity advances on transferee residences for the purchase of a new home and home management services.

   o Timeshare (timeshare segment). The Company operates Resort Condominiums International ("RCI"), a provider of timeshare exchange programs, publications and other travel related services to the timeshare industry. The "RCI Network" enables a member who owns a timeshare interest in a resort property that is affiliated with the RCI Network to exchange such timeshare interest for one of equivalent value in another affiliated resort.

   o Car Rental (car rental segment). The Company currently owns Avis, Inc. ("Avis"), including the car rental operations of Avis, Inc. ("ARAC") which provides vehicle rentals to businesses and individual customers worldwide as well as other rental related products such as insurance, refueling services and loss damage waivers. The Company intends to undertake an initial public offering of ARAC the "IPO" which will dilute its interest to 25%. The Company will retain the Avis trademark which is licensed to ARAC under an agreement effective January 1, 1997 as well as the reservation and information technology systems. (see Note 1B).

   o Other (other segment). The Company operates a telecommunications and computer processing system which is licensed to ARAC and other independent car rental companies for reservations, rental agreement processing, accounting, fleet control and other purposes and also services businesses in other industries. The Company also provides marketing and other services to casino gaming facilities.

   B. PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts and transactions of the Company together with its wholly owned and majority owned subsidiaries except for the Company's ownership of ARAC which is accounted for under the equity method (See Note 3). ARAC is not consolidated because of the Company's plan to undertake an IPO which will dilute the Company's interest to 25%. If the IPO is not consummated within one year of the Company's acquisition of Avis, the Company will consolidate
ARAC. All
material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

   C. CASH AND CASH EQUIVALENTS -- The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   D. INVESTMENT SECURITIES -- The Company determines the appropriate classifications of its investment securities at the time of purchase and periodically reevaluates such determinations. Unrestricted investment securities for which the Company does not have the intent or ability to hold to maturity are classified as "available for sale". Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

   E. PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful life of the related asset or the lease term, if shorter. Interest costs of $564,000, $82,000 and $246,000 in 1996, 1995 and
1994, respectively, for the construction of property and equipment were capitalized and are being amortized over the estimated useful life of the related asset. The Company periodically evaluates the recoverability of property and equipment by comparing the carrying value to current and expected cash flows separately for each business segment in which the property and equipment is employed.

   F. FRANCHISE AGREEMENTS -- Franchise agreements are recorded at their estimated fair values at the date acquired and amortized over the estimated period to be benefited ranging from 12 to 40 years using the straight-line method. The Company periodically evaluates the recoverability of franchise agreements by comparing the carrying value to current and expected future cash flows on a separate basis for each franchise brand.

   G. EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED -- The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over the estimated useful lives, ranging from 20 to 40 years. The Company periodically evaluates the recoverability of excess of cost over fair value of net assets acquired by comparing the carrying value to current and expected future cash flows on a separate basis for each acquisition.

   H. OTHER INTANGIBLES -- Other intangibles, consisting of trademarks, customer lists and a reservation system are recorded at their estimated fair values at the dates acquired and are amortized over the estimated periods to be benefited ranging from 6.5 to 40 years on a straight-line basis. The Company periodically evaluates the recoverability of other intangibles on an individual basis by comparing the carrying values to current and expected future cash flows.

   I. FRANCHISE ACQUISITION COSTS -- The Company expenses direct costs relating to franchise sales on the date the property opens.

   J. DEFERRED FINANCING COSTS -- Deferred financing costs are amortized over the life of the related debt using the interest method.

   K. REVENUE RECOGNITION -- Revenue primarily consists of fees for providing services to businesses in consumer industries.

   Franchise Fees: Franchise revenue consists of royalty, marketing and reservation fees which are based on a percentage of franchised lodging properties' gross room sales ("Gross Room Sales") and franchised real estate brokerage offices' gross commissions earned on sales of residential real estate properties ("Gross Closed Commissions"). Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Initial fees included in franchise fees are recorded as revenue when the lodging property or real estate brokerage office opens as a franchised unit.

    Relocation services revenue: The relocation services provided by the Company include facilitating the purchase and resale of the employee-transferee's residence, providing equity advances on the employee-transferee's residence (for purchase of a new home), and home management services.

   The homes are purchased under a contract of sale at an appraised fair market value. Although the Company purchases these homes under a contract of sale and obtains deeds to the properties, it does not record the deed or transfer of title. Under the terms of their agreements with various client corporations, the final approval to accept an offer for the sale of the homes must be obtained from a representative of the client corporation if the offer deviates outside of a price range specified in the contract. If there is a difference between the appraised purchase price and the price realized upon sale of the property, this gain or loss is recognized by the client corporation.
In the opinion of management, the only event under which the Company would be exposed to the risk of ownership, and any resultant losses, for a purchased home would be if a client corporation were to become insolvent and the purchased home were to be ultimately sold for a loss.

   When called for in the client contract, the Company provides an equity advance to the employee-transferee. The equity payment carries an interest charge computed at a floating rate which is linked to a bank's prime rate. These equity payments are repaid to the Company upon close of escrow or transfer of title when the employee/transferee's home is resold. All equity advances are guaranteed by the client corporation. The Company's management believes that the fair value of these equity advances approximates carrying value.

   Funds are advanced by the client corporation to the Company for payment of the home management costs for the employee-transferee's home. The resulting liability is the net excess of billings over costs incurred on unsold homes. After the home is resold, a settlement of actual costs and the advance billings is made with the client corporation.

   Revenues associated with the resale of a residence are recognized when the residence is sold to a third party. Other service revenues are recognized when the service is provided.

   Timeshare revenue--Revenue generated from services provided to the timeshare industry include subscription and exchange revenue. Subscription income is received from subscribers on either an annual basis or for periods covering more than one year. Such subscription income is deferred upon receipt and recorded as income as the contractual services (delivery of publications) are provided to subscribers. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscriber.

   Other revenue--Other principal sources of revenue primarily consist of revenue from agreements that provide preferred alliance partners access to the Company's customers and those customers' customers; telecommunications and computer processing services provided to the car rental industry; and marketing and other services provided to casino gaming facilities which are recognized as services are provided.

Revenues consist of ($000's):

                              FOR THE YEARS ENDED DECEMBER 31,
                            ----------------------------------
                                1996        1995        1994
                            ----------  ----------  ----------
Service fees...............   $754,754    $403,003    $305,654
Equity in earnings of
 ARAC......................      2,261          --          --
Interest income............     21,055       2,116         466
Other......................     20,970       7,864       6,427
                            ----------  ----------  ----------
Total revenues.............   $799,040    $412,983    $312,547
                            ==========  ==========  ==========

   L. INCOME TAXES -- The Company uses the liability method of recording deferred income taxes. Differences in financial and tax reporting result from differences in the recognition of income and expenses for financial and income tax purposes as well as differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. The Company and its subsidiaries file a consolidated federal income tax return.

    M. SHARE INFORMATION -- Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The $240 million 4 3/4% Convertible Senior Notes issued in February 1996 are antidulitive, and accordingly are not included in the computation of earnings per share. In addition, the $150 million 4 1/2% Convertible Senior Notes issued in October 1994 are anti-dilutive for the year ended December 31, 1994, and accordingly are not included in the computation of earnings per share for 1994.

   In both November 1995 and February 1994, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock which was effected in the form of a 100% stock dividend in February 1996 and April 1994, respectively. All share, per share, stock price and stock award plan information presented herein has been retroactively adjusted to reflect the stock splits.

   N. USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

   O. STOCK BASED COMPENSATION -- The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" but applies Accounting Principle Board Opinion ("APB") No. 25 and related interpretations in accounting for its Option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized.

   P. RECLASSIFICATIONS -- Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with classifications used in 1996.

2. ACQUISITIONS

   PENDING MERGER WITH PHH CORPORATION ("PHH") -- On November 10, 1996, the Company entered into a definitive merger agreement (the "Merger Agreement") pursuant to which the Company will issue approximately $1.7 billion of Company common stock in exchange for all of the outstanding common stock of PHH. Pursuant to the terms of the Merger Agreement, the number of Company shares to be issued may range from 21.3 to 28.8 million, based upon the average share price of the Company's common stock over a period of 20 trading days ending five days prior to the date of the vote by PHH shareholders on approval of the transaction. PHH is the world's largest provider of corporate relocation services and also provides mortgage services and vehicle management services. Consummation of the transaction is subject to approval of the shareholders of each company at special meetings of such shareholders to be held on April 30, 1997. The merger will be accounted for as a pooling-of-interests.

   PENDING ACQUISITION OF VALUE RENT-A-CAR ("Value") -- On March 3, 1997, the Company reached an agreement in principle to acquire value from Mitsubishi Motor Sales of America for $175 million in cash. Value predominantly serves leisure customers from corporate-owned rental car sites, primarily in Florida. Closing is anticipated in the second quarter of 1997 and is subject to customary conditions, including negotiation and execution of definitive documentation and approval of the respective boards of directors.

COMPLETED ACQUISITIONS

   The following acquisitions were accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The operating results of the following acquired companies are reflected in the Company's consolidated statements of income since the respective dates of acquisition.

   A. RESORT CONDOMINIUMS INTERNATIONAL, INC. -- On November 12, 1996, the Company completed the acquisition of all the outstanding capital stock of Resort Condominiums International, Inc. and its affiliates ("RCI") for approximately $487 million. The purchase price was comprised of $412 million in cash and $75 million (approximately 1.0 million shares) of Company common stock. The purchase agreement provides for contingent payments of up to $200 million over the next five years which are based on components which measure RCI's future performance, including EBITDA, net revenue and number of members, as defined. Any contingent payments made will be accounted for as additional excess of cost over fair value of net assets acquired. RCI, based in Indianapolis, Indiana, is the world's largest provider of timeshare exchange programs, providing services for approximately 2.2 million timeshare owners and approximately 3,100 resorts around the world. RCI is also engaged in publishing related to the timeshare industry and provides other travel-related services, integrated software and resort management and consulting services.

   B. AVIS, INC. -- On October 17, 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. ("Avis"), including payments under certain employee stock ownership plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 4.6 million shares) in Company common stock. Avis, together with its subsidiaries, licensees and affiliates, operates the Avis rental car business, which the Company believes is the second largest car rental system in the world. See Note 3 for a discussion of the Company's business plan and related accounting treatment regarding Avis.

   C. COLDWELL BANKER -- On May 31, 1996, the Company acquired by merger Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company paid $640 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid approximately $105 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the May 9, 1996 sale of Company common stock in which the Company sold an aggregate 19.4 million shares of Company common stock pursuant to a public offering. Subsequent to the acquisition of Coldwell Banker, the Company acquired for $2.6 million a relocation consulting firm which was merged into the Coldwell Banker relocation business.

   Immediately following the closing of the Coldwell Banker acquisition, the Company conveyed Coldwell Banker's 318 owned real estate brokerage offices ("Owned Brokerage Business") to National Realty Trust (the "Trust"), an independent trust in which the Company has no beneficial interest. The Company recorded a $5.0 million charge (approximately $3.1 million or $.02 per share) in the second quarter of 1996 representing the fair value of operations contributed to the Trust. The charge represents the fair value of the Owned Brokerage Business based upon a valuation which considered earnings, cash flow, assets and business prospects of the contributed business.

   D. CENTURY 21 NON-OWNED REGIONS -- During the second quarter of 1996, the Company purchased from four independent master licensees, the six U.S. previously non-owned Century 21 regions ("CENTURY 21 NORS") licensing of more than 1,000 franchised real estate offices. The $147.4 million aggregate purchase price for the CENTURY 21 NORS consisted of approximately $96.4 million in cash, $5 million in notes and $46.0 million (approximately 0.9 million shares) in Company common stock.

   E. ERA -- On February 12, 1996, the Company purchased substantially all the assets comprising the Electronic Realty Associates ("ERA") residential real estate brokerage franchise system, the fourth largest franchise system in terms of franchised brokerage offices, for approximately $39.4 million in cash plus expenses.

   F. TRAVELODGE -- On January 23, 1996, the Company purchased the assets comprising the Travelodge hotel franchise system in North America, including the Travelodge and Thriftlodge(Registered Trademark) service marks and franchise agreements from Forte Hotels, Inc. ("FHI") for $39.3 million in cash.

   Concurrent with the Company's acquisition of the Travelodge franchise system, Motels of America, Inc., through a wholly owned subsidiary, (collectively "MOA"), purchased 20 Travelodge motels from FHI for $32.3 million. MOA, a significant Company franchisee, entered into twenty year Travelodge and Ramada franchise agreements for nineteen acquired Travelodge motels and one acquired Ramada motel.

   In addition, Chartwell Leisure Inc. ("CHRT"), formerly National Lodging Corp., a former wholly owned Company subsidiary which was distributed to the Company shareholders in November 1994 (the

"Distribution Date"), purchased all of the capital stock of FHI for $98.4 million. FHI owns or has an interest in 112 hotel and motel properties. In connection with CHRT's acquisition, the Company guaranteed $75 million of CHRT borrowings under a $125 million revolving credit facility entered into by CHRT with certain banks. The Company is paid a guarantee fee of 2% per annum of the outstanding guarantee commitment by the Company pursuant to a financing agreement entered into between CHRT and the Company at the Distribution Date (the "Financing Agreement"). The Financing Agreement was modified to allow the Company to provide credit enhancements for hotel industry investments. Such guarantee is expected to terminate upon CHRT's refinancing of its revolving credit facilities in the second quarter of 1997. In connection with the acquisition of the Travelodge franchise system and CHRT's acquisition of FHI, the marketing and advisory agreements previously entered into by the Company and CHRT at the Distribution Date were terminated. The corporate services agreement entered into by the Company and CHRT at the Distribution Date was modified to provide that the Company is to provide financial and other corporate administrative support and advisory services through September 1996 and thereafter advisory services through January 2019 for a fee of $1.5 million per year. This agreement was terminated in November 1996 by mutual agreement, and the Company received $9.5 million in consideration for consenting to the early termination of such agreement which was recorded as other revenue. Additionally, CHRT paid a $2.0 million advisory fee to the Company in connection with CHRT's acquisition of FHI.

   G. KNIGHTS INN -- In August 1995, the Company acquired the assets comprising the Knights Inn hotel franchise system, an economy hotel franchise system, for approximately $15 million plus expenses.

   H. CENTURY 21 -- On August 1, 1995, a majority owned Company subsidiary, C21 Holding Corp. ("Holding"), acquired Century 21 Real Estate Corporation ("Century 21"), the world's largest residential real estate brokerage franchisor, from Metropolitan Life Insurance Company ("MetLife"). Aggregate consideration for the acquisition consisted of $245 million plus expenses, including an initial cash payment of $70.2 million, 4 million shares of the Company's common stock valued at $65 million, the assumption of $80 million of Century 21 redeemable preferred stock issued to MetLife prior to the acquisition and subsequently redeemed in February 1996 and a $30 million contingent payment made in February 1996. The excess of cost over fair value of net assets acquired recorded in connection with the acquisition, includes the contingent payment and purchase price adjustments subsequent to the acquisition. In connection with the acquisition, the Company executed an agreement, the Subscription and Stockholders' Agreement, with a management group pursuant to which the ownership of Century 21 Holding Corp. common stock was divided 87.5% to the Company and 12.5% to the management group. In addition, the management group executives entered into renewable employment agreements with the Company with initial terms that commenced on November 1, 1995 and would expire on December 31, 1997. The Company has a call option to purchase Holding common stock owned by the management group after January 1, 1998 for the fair market value of such stock when and if the option is exercised and the management group has a put option to require the Company to purchase all their Holding common stock after January 1, 1998 at fair market value. Effective October 29, 1996 (the "Effective Date"), the Company amended the Subscription and Stockholders' Agreement to provide that the Company's call option to purchase Holding common stock at fair value from the management group was accelerated to the Effective Date with the fair value determined as of the Effective Date. Pursuant to such amendment, the employment agreements were terminated in October 1996 and the put and call options have been exercised. The acquisition of the 12.5% interest by the Company is expected to be completed in the second quarter of 1997.

   The Company and certain stockholders sold approximately 6.4 million common shares pursuant to a public offering on September 19, 1995 (the "Offering"). Included in the Offering were 4 million shares issued to MetLife (the "MetLife Shares") as partial consideration for the acquisition of Century 21. In accordance with Century 21 acquisition agreements, the Company received $28.9 million representing proceeds from the sale of the MetLife Shares in excess of $17.50 per share, net of certain expenses of the Offering. In connection with the Offering, the Company also received $20.1 million of proceeds, net of certain expenses of the Offering from the sale of 835,800 shares issued upon the exercise of an underwriter over-allotment option. Net proceeds from the Offering received by the Company resulted in corresponding increases in stockholders' equity.

    I. CENTRAL CREDIT, INC. -- On May 11, 1995, the Company acquired by merger (the "CCI Merger") Casino & Credit Services, Inc.'s ("CACS") gambling patron credit information business, Central Credit, Inc. ("CCI"). The Company acquired all of the common stock of CACS for approximately $36.8 million by issuing approximately 2.4 million shares of the Company's common stock and warrants to acquire up to approximately 1.0 million additional shares of the Company's common stock. The exercise prices for the warrants ranged from $28.56 to $39.27 per share. The range of exercise prices is a result of the various exercise prices of the underlying warrants which were issued at various dates and prices. Prior to the acquisition, CACS distributed to its shareholders all net assets not related to the gambling patron credit information business.

   The following tables reflect the fair values of assets acquired and liabilities assumed in connection with the completed acquisitions described above. The excess of cost over fair value of net assets acquired for each of the acquisitions is being amortized on a straight-line basis over 40 years.

                                                                     ACQUIRED IN 1996
                                       --------------------------------------------------------------------------
                                                                                CENTURY 21
                                                                    COLDWELL    NON-OWNED
                                         RCI, INC.    AVIS, INC.     BANKER      REGIONS       ERA     TRAVELODGE
                                       -----------  ------------  ----------  ------------  -------  ------------
Cash paid.............................    $412.1        $367.2       $747.8       $ 96.4      $39.4      $ 39.3
Common stock issued...................      75.0         338.4           --         46.0         --          --
Note issued ..........................        --         100.9           --          5.0         --          --
                                       -----------  ------------  ----------  ------------  -------  ------------
Total consideration...................    $487.1        $806.5       $747.8       $147.4      $39.4      $ 39.3
                                       -----------  ------------  ----------  ------------  -------  ------------
Cash and cash equivalents.............    $144.9        $  2.4       $(16.2)      $   --      $ 3.9      $   --
Royalty and notes receivable..........      37.9          12.0         88.4           --        3.0         5.7
Investment in ARAC....................        --          75.0           --           --         --          --
Property and equipment................      55.7          61.8         21.7           .2        1.1          --
Intangibles...........................     100.0         509.0        437.2         11.0       20.0        30.0
Other assets..........................     100.6         123.7         10.6          5.6        4.1         1.5
Accounts payable and other............     221.3         223.5        113.3          9.4       25.3         6.9
Due to ARAC...........................        --          73.0           --           --         --          --
Other non-current liabilities  .......     208.4          14.9         30.2          3.5        2.2          --
                                       -----------  ------------  ----------  ------------  -------  ------------
Fair value of net assets acquired  ...       9.4         472.5        393.2          3.9        4.6        30.3
                                       -----------  ------------  ----------  ------------  -------  ------------
Excess of cost over fair value of net
 assets acquired......................    $477.7        $334.0       $354.6       $143.5      $34.8      $  9.0
                                       ===========  ============  ==========  ============  =======  ============

                                                                  ACQUIRED IN 1995
                                                       ------------------------------------
                                                         KNIGHTS
                                                           INN      CENTURY 21    CCI, INC.
                                                       ---------  ------------  -----------
                                                                                      $
Cash paid.............................................   $14.5        $100.2           --
Common stock issued...................................      --          64.8         36.8
Preferred stock issued................................      --          80.0           --
                                                       ---------  ------------  -----------
Total consideration...................................   $14.5        $245.0        $36.8
                                                       ---------  ------------  -----------
                                                                                      $
Cash and cash equivalents.............................   $  --        $ 14.0           --
Royalty and notes receivable..........................                  57.4
Property and equipment................................                   4.6          8.5
Intangibles...........................................     5.2          33.5           --
Other assets..........................................      .4          11.1          1.5
Accounts payable and other............................     1.0          58.9          5.9
Other non-current liabilities ........................      --          16.4          3.8
                                                       ---------  ------------  -----------
Fair value of net assets acquired ....................     4.6          45.3           .3
                                                       ---------  ------------  -----------
Excess of cost over fair value of net assets
 acquired.............................................   $ 9.9        $199.7        $36.5
                                                       =========  ============  ===========

   In connection with the acquisitions of CENTURY 21, the Century 21 NORS, ERA, Coldwell Banker and RCI, the Company developed related business plans to restructure each of the respective companies. Acquisition liabilities were recorded at the dates of consummation and are included in the respective purchase price allocations. These liabilities include costs associated with restructuring activities such as planned involuntary termination and relocation of employees, the consolidation and closing of certain facilities and the elimination of duplicative operating and overhead activities. Restructuring costs recognized as accrued acquisition obligations related to each acquired entity are summarized by type as follows ($000's):

                                      CENTURY              COLDWELL
                        CENTURY 21    21 NORS     ERA       BANKER       RCI
                      ------------  ---------  --------  ----------  ---------
Personnel related ...    $12,647      $1,720     $3,822     $4,237     $ 9,845
Facility related ....     16,511       2,293      1,558      5,491       6,929
Other costs .........        990         711        169        211       7,025
                      ------------  ---------  --------  ----------  ---------
Total................    $30,148      $4,724     $5,549     $9,939     $23,799
                      ============  =========  ========  ==========  =========
Terminated
 employees...........        319          73        202         87         252

   Personnel related charges include termination benefits such as severance, wage continuation, medical and other benefits. Facility related costs include contract and lease terminations, temporary storage and relocation costs associated with assets to be disposed of, and other charges incurred in the consolidation and closure of excess space.

   During 1995, approximately $14.3 million was paid and charged against the acquisition liability for restructuring charges related to the Century 21 acquisition. During 1996, approximately $11.3 million, $2.6 million, $5.1 million, $3.9 million and $ 0.5 million was paid and charged against the acquisition liabilities for restructuring charges related to the Century 21, CENTURY 21 NORS, ERA, Coldwell Banker and RCI, respectively. Additional restructuring charges were accrued during 1996 for Century 21 of $6.1 million. The adjustment to the restructuring liability represented revised cost estimates for activities contemplated in management's original restructuring plans.

   The Company has fully executed its business plans to restructure Century 21, the CENTURY 21 NORS, ERA and Coldwell Banker. Remaining accrued acquisition obligations related to the restructuring of such acquired companies pertain primarily to future lease commitments and other contractual obligations that existed at the respective acquisition dates. The Company is in the process of executing and completing its current business plan to restructure RCI, which it expects to complete in the second half of 1997.

PRO FORMA INFORMATION

   The following information reflects pro forma statements of income data for the years ended December 31, 1996 and 1995 assuming the aforementioned completed acquisitions were consummated on January 1, 1995. Accordingly, the pro forma statements of income data excludes the PHH Merger which was not consummated by December 31, 1996.

   The acquisitions have been accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values, which are subject to further refinement, based upon appraisals and other analyses with appropriate recognition given to the effect of current interest rates and income taxes. Management does not expect that the final allocation of the purchase price for the above acquisitions will differ materially from the preliminary allocations. The pro forma results are not necessarily indicative of the operating results that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements and the related income tax effects. Certain other Company acquisitions were not material and therefore were not reflected in the pro forma statements of income data.

(In thousands, except per share amounts)

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                           1996          1995
                                                      ------------  ------------
Net revenues.........................................   $1,160,853    $1,061,202
Income before income taxes...........................      336,181       272,320
Net income...........................................      201,346       159,925
Net income per share:
 Primary.............................................         1.37          1.15
 Fully Diluted.......................................         1.37          1.14
Weighted average common and common equivalent shares
 outstanding:
 Primary.............................................      150,598       142,498
 Fully Diluted.......................................      150,735       144,335

3. INVESTMENT IN ARAC

   As discussed in Note 2B, at the time the Company acquired Avis, it had developed and announced a plan (the "Plan") to do the following:

   1. Retain certain assets acquired, including the reservation system, franchise agreements, trademarks and tradenames and certain liabilities.

   2. Segregate the assets used in the car rental operations in ARAC, a separate subsidiary and dispose of an approximately 75% interest in ARAC within one year through an initial public offering (the "IPO") of ARAC.

   3. Enter into a license agreement with ARAC for use of the trademarks and tradename and other franchise services.

   Based on the Plan, the purchase price for Avis has been allocated to the assets acquired and liabilities assumed by the Company, including its investment in ARAC, based on their respective estimated fair values. The amount allocated to Car Rental Operating Company was based on the estimated valuation of ARAC including the effect of royalty, reservation and information technology agreements with the Company. Under the Plan, ARAC will sell approximately a 75% interest at an assumed price of $225 million thereby diluting the Company's interest to 25%. All of the proceeds from the IPO will be retained by ARAC.

    The condensed balance sheet at December 31, 1996 and the condensed income statement for the period October 17, 1996 through December 31, 1996 of ARAC is as follows:

                  RENTAL CAR OPERATIONS OF AVIS, INC. (ARAC)
                            COMBINED BALANCE SHEET
                                (IN THOUSANDS)

ASSETS
Cash and cash equivalents...............................   $   50,886
Accounts receivable, net................................      311,179
Due from affiliates, net................................       61,807
Vehicles, net...........................................    2,243,492
Property and equipment..................................       98,887
Cost in excess of net assets acquired net...............      196,765
Other...................................................      168,341
                                                         ------------
                                                           $3,131,357
                                                         ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable on accrued liabilities.................      504,780
Income tax liabilities..................................       40,778
Public liability, property damage and other
 liabilities............................................      213,785
Debt....................................................    2,295,474
                                                         ------------
 Total liabilities......................................    3,054,817
Stockholder's equity....................................       76,540
                                                         ------------
                                                           $3,131,357
                                                         ============

                  RENTAL CAR OPERATIONS OF AVIS, INC. (ARAC)
                          CONDENSED INCOME STATEMENT
                                (IN THOUSANDS)

Revenue..............................................   $362,844
                                                      ----------
Costs and expenses
 Direct operating....................................    167,682
 Vehicle depreciation and lease charges..............     95,245
 Selling general and administrative..................     62,418
 Interest, net.......................................     34,212
 Amortization of cost in excess of net assets
  acquired...........................................      1,026
                                                      ----------
                                                         360,583
                                                      ----------
Income before provision for income tax...............      2,261
Provision for income tax.............................      1,040
                                                      ----------
Net income...........................................   $  1,221
                                                      ==========

  NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Vehicles

  Vehicles are stated at cost net of accumulated depreciation. In accordance with industry practice, when vehicles are sold, gains or losses are reflected as an adjustment to depreciation. Vehicles are generally depreciated at rates ranging from 10% to 25% per annum. Manufacturers provide ARAC with incentives and allowances (such as rebates and volume discounts) which are amortized to income over the holding period of the vehicles.

    Cost in Excess of Net Assets Acquired

  Cost in excess of net assets acquired is amortized over a 40 year period and is shown net of accumulated amortization of $1.0 million at December 31, 1996.

   Public Liability, Property Damage and Other Insurance Liabilities

  Insurance liabilities on the accompanying combined statement of financial position include additional liability insurance, personal effects protection insurance, public liability and property damage ("PLPD") and personal accident insurance claims for which ARAC is self-insured.
  ARAC is self-insured up to $1.0 million per claim under its auto liability insurance program for PLPD and additional liability insurance. Costs in excess of $1.0 million per claim are insured under various contracts with commercial insurance carriers. The insurance liabilities include a provision for both claims reported to ARAC as well as claims incurred but not yet reported to ARAC.

   Income Taxes

  ARAC is included in the consolidated federal income tax return of the Company. Pursuant to the regulations under the Internal Revenue Code, ARAC's pro rata share of the consolidated federal income tax liability of the Company is allocated to ARAC on a separate return basis. ARAC files separate income tax returns in states where a consolidated return is not permitted. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

  NOTE B -- INTERCOMPANY TRANSACTIONS

  Amount due from affiliates represents the net balance due to or from the Company which will be settled upon or before consummation of the IPO.
  Net amount of approximately $61.8 million consists of notes receivable due to the Company from an indirect wholly owned subsidiary of the Company, long term subordinated vehicle financing notes payable to the Vehicle Trust (see note C) and miscellaneous non-interest bearing advances made by ARAC to the Company. Expense items include charges from the Company and affiliates of the Company totaling $31.8 million.

   Reservations and data processing services are charged to the Company based on actual cost plus a profit thereon of 20%. All other charges are based on actual costs incurred. Effective January 1, 1997, the Company will charge ARAC a franchise fee of 3.5% of revenue for the use of the Avis trade name. On an unaudited pro forma basis, had the franchise fee been charged to ARAC beginning on October 17, 1996, net income for the period October 17, 1996 to December 31, 1996 would have been reduced by $7.5 million resulting in a pro forma net loss of approximately $6.3 million.

NOTE C -- FINANCING AND DEBT

  Debt outstanding at December 31, 1996 is not guaranteed by the Company and consists of the following (000's):

                             VEHICLE TRUST FINANCING

 Short term vehicle trust financing-revolving credit
 facilities...................................................   $1,970,000
Long-term vehicle manufacturer's notes--payable through 2001 .      185,000

                                 OTHER FINANCING

Short-term debt including foreign short-term notes, capital leases
 and current portion of other long-term debt..........................     106,745
Floating rate notes--foreign subsidiaries due through August 1998 ....      30,813
Other debt--domestic..................................................       2,916
                                                                       -----------
                                                                        $2,295,474
                                                                       ===========

  The primary source of funding for domestic vehicles is provided by the Vehicle Trust (a grantor trust). Amounts drawn against this facility may be used to purchase vehicles and pay certain expenses of the Vehicle Trust.
  The security for the Vehicle Trust financing facility consists of a lien on the vehicles acquired under the facility, which at December 31, 1996 totaled approximately $2.1 billion, exclusive of related valuation reserves. The security for the Vehicle Trust financing facility also consists of security interests in certain other assets of the Vehicle
  Trust. Additionally, the Vehicle Trust and its security agreement require that there be outstanding, at all times, subordinated debt in a specified percentage range (10% -25%) of the net book value of the vehicles owned by the Vehicle Trust. Pursuant to the agreement, the subordinated debt is to be provided by vehicle manufacturer finance companies and by a Company subsidiary. The Vehicle Trust consists of loans from banks, vehicle manufacturer finance companies and a Company subsidiary. The short-term notes are issued pursuant to a $2.5 billion revolving credit facility dated as of October 17, 1996 which expires on October 16, 1997. On December 31, 1996, the weighted average interest rate of borrowings under this facility was 6.00%. For the period from October 17, 1996 to December 31, 1996, the average outstanding borrowings under this facility were $2.0 billion with a weighted average interest rate of 5.98%. This facility requires a fee of 1/8 of 1% on the committed amount. Subordinated debt of $318 million was required under the Vehicle Trust financing, of which $247.5 million is due to a Company subsidiary. At December 31, 1996, the Vehicle Trust had financing outstanding from vehicle manufacturer finance companies under terms of loan agreements dated October 17, 1996. Under these agreements, the maximum amount of borrowings allowed is $267 million, of which up to $260 million may be issued as subordinated debt. On December 31, 1996, $185 million was outstanding of which $70.5 million of the outstanding debt was deemed subordinated. On December 31, 1996, the weighted average interest rate of borrowings under this facility was 8.50%. For the period October 17, 1996 to December 31, 1996, the average outstanding borrowings under this facility was $185 million with a weighted average interest rate of 8.41%.

  In November 1992, the predecessor to ARAC entered into a five year capital lease under which $96.7 million of vehicles were leased. The lease is cancelable at ARAC's option, however, additional costs may be incurred upon termination based upon the fair value of the vehicles at the time the option is exercised. At the termination of the lease, ARAC may purchase the vehicles at an agreed upon fair market value or return them to the lessor.

  The future minimum lease payments due under ARAC's capital lease obligation, which terminates on November 30, 1997, are $41,500,000 (including interest of $1,331,000).

  Mandatory maturities of long-term obligations for each of the five years ending December 31, and thereafter, are as follows (in thousands):

1997.........  $ 41,229
1998.........    98,950
1999.........     1,086
2000.........       209
2001.........   118,228
Thereafter ..       256

   Other Credit Facilities

  At December 31, 1996, ARAC had letters of credit/working capital agreements totaling $102.6 million, which may be renewed bi-annually at ARAC's option and the banks' discretion. The collateral for certain of these agreements consists of a lien on property and equipment and certain receivables with a carrying value of $136.9 million. At December 31, 1996, ARAC has outstanding letters of credit amounting to $55.1 million.

  In addition, for certain of its international operations, ARAC has available at December 31, 1996, unused lines of credit of $224.3 million. The unused lines of credit agreements require a quarterly fee of 0.2% to 0.5% of the unused line.

   Interest Rate Swap Agreements

  ARAC has entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain outstanding debt obligations. These agreements effectively change ARAC's interest rate exposure on $44.0 million of its outstanding debt from a weighted average variable interest rate to a fixed rate of 7.1% at December 31, 1996. The variable interest element with respect to these interest rate swap agreements is reset quarterly. The interest rate swap agreements will terminate in March 1997, July 1998 and November 1998. The differential to be paid or received is recognized ratably as interest rates change over the life of the agreements as an adjustment to interest expense.

  The net interest differential charged to interest expense for the period October 17, 1996 to December 31, 1996 was $285,000. ARAC is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, ARAC does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, ARAC's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to ARAC from credit risk on these agreements is limited to amounts receivable, if any.

  NOTE D -- LITIGATION

  Certain litigation has been initiated against ARAC which have arisen during the normal course of operations, the outcome of which is not predictable with any degree of certainty. On May 22, 1996, a complaint was filed in the United States District Court for the Eastern District of North Carolina against Avis Rent A Car System, Inc. and one of its licensees, New Hanover Rent A Car, Inc. ("New Hanover") alleging discrimination by New Hanover in the rental of automobiles based on race. Plaintiff seeks an unspecified amount of compensatory and punitive damages and a permanent injunction barring Avis Rent A Car System, Inc. and New Hanover from continuing to engage in illegally discriminatory conduct. ARAC is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its combined financial condition or results of operations. ARAC maintains insurance policies that cover most of the actions brought against ARAC.

                                    * * *

  Accounting Treatment

   The Company's investment in ARAC of $75 million at the October 17, 1996 acquisition date represents the estimated value of its 100% interest in ARAC at the date of acquisition and is accounted for under the equity method since the Company's control is temporary based on the planned IPO of ARAC. Upon completion of the IPO, the value of ARAC is expected to increase to $300 million (with the $225 million of IPO proceeds retained by ARAC) with the Company's interest at 25% equal to $75 million, its current investment balance. If the results of the IPO do not confirm the preliminary purchase price allocation for the investment in ARAC, then such investment will be adjusted with a corresponding adjustment to excess of cost over fair value of net assets acquired.

   If the IPO is not consummated within one year of HFS' acquisition of Avis, HFS will consolidate ARAC.

   Following is a Pro Forma Condensed Consolidated Balance Sheet at December 31, 1996 and a Pro Forma Condensed Consolidated Income Statement for the year ended December 31, 1996 assuming ARAC was consolidated.

                               HFS INCORPORATED
                PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

ASSETS
Cash and cash equivalents.............................   $  106,648
Receivables...........................................      458,517
Equity advances.......................................      125,662
Other current assets..................................      140,520
                                                       ------------
  Total current assets................................      831,347
Property and equipment, net...........................      335,270
Vehicles, net.........................................    2,243,492
Franchise agreements, net.............................      995,947
Other intangibles.....................................      604,535
Excess of cost over fair value of net assets
 acquired.............................................    1,932,895
Other.................................................      338,445
                                                       ------------
                                                         $7,281,931
                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other............................   $  827,357
Income tax liabilities................................       58,238
Deferred income.......................................      160,619
Short-term debt.......................................      150,000
Current portion of long term debt ....................        2,995
                                                       ------------
  Total current liabilities...........................    1,199,209
Public liability, property damage and other  .........      213,785
Debt .................................................    3,043,895
Income tax liabilities................................       82,100
Other.................................................      266,441
Stockholders' equity..................................    2,476,501
                                                       ------------
                                                         $7,281,931
                                                       ============

                               HFS INCORPORATED
                   PRO FORMA CONSOLIDATED INCOME STATEMENT
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

REVENUES...............................................   $1,160,663

EXPENSES...............................................

Marketing and reservation..............................      169,315
Direct operating expenses of ARAC......................      167,682
Vehicle depreciation and lease charges ................       95,245
Selling, general and administrative ...................      306,507
Depreciation and amortization..........................       70,260
Interest...............................................       66,967
                                                        ------------
 Total expenses........................................      875,976
Income before income taxes.............................      284,687
Provision for income taxes.............................      115,103
                                                        ------------
Net income.............................................   $  169,584
                                                        ============

4. ACCOUNTS PAYABLE AND OTHER

Accounts payable and other consists of ($000's):

                                                         DECEMBER 31,
                                                    --------------------
                                                        1996       1995
                                                    ----------  --------
Accounts payable...................................   $ 99,156   $ 6,887
Marketing and reservation liabilities..............     15,018    12,508
License restructuring and acquisition obligations       62,698    10,276
Accrued payroll and related .......................     57,448    11,809
Other .............................................     88,257    23,414
                                                    ----------  --------
Accounts payable and other.........................   $322,577   $64,894
                                                    ==========  ========

5. PROPERTY AND EQUIPMENT

Property and equipment consists of ($000's):

                                                                 DECEMBER 31,
                                             USEFUL LIVES   ----------------------
                                               IN YEARS       1996         1995
                                            --------------  ----------  ----------
Land.......................................                   $  3,000    $  3,000
Building...................................        30           31,634      11,311
Furniture and fixtures.....................       5 -7           3,723       2,341
Leasehold improvements.....................      5 -11          70,757       6,784
Information technology support systems ....      3 -10         154,111      55,730
Leased equipment under capital leases .....        7             8,293       8,293
                                                            ----------  ----------
                                                               271,518      87,459
Accumulated depreciation and amortization                      (35,135)    (19,567)
                                                            ----------  ----------
Property and equipment--net ...............                   $236,383    $ 67,892
                                                            ==========  ==========

   Depreciation and amortization expense approximated $15.6 million, $8.1 million and $5.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6. MARKETING AND RESERVATION ACTIVITIES

   A. DAYS INN, HOWARD JOHNSON, SUPER 8, TRAVELODGE, KNIGHTS INN AND VILLAGER -- The Company receives marketing and reservation fees, in each case calculated on the basis which is a specified percentage of revenue sales from its Days Inn, Howard Johnson, Super 8, Travelodge, Knights Inn and Villager franchisee, and Gross Closed Commissions from its Coldwell Banker and ERA franchisees. As provided in the franchise agreements, at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for lodging franchisees and are controlled by the Company until disbursement. Franchise revenue includes marketing and reservation fees of approximately, $110.6 million, $93.4 million, $86.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

   B. RAMADA -- Ramada Inns National Association ("RINA") is an unincorporated association representing the owners of the hotels in the Ramada system. RINA provides a worldwide reservation system and provides advertising, promotional services and training to Ramada franchisees. The Company receives a combined fee for marketing and reservation activities based on a percentage of monthly gross room revenues from members of RINA which are controlled by the Company until disbursement. As provided in the franchise agreements, at the Company's discretion, all of these fees will be expended for advertising, promotional services, training and the operation of a worldwide reservation system. Included in the franchise fees are RINA fees approximating $47.0 million, $46.7 million and $44.4 million for the periods ended December 31, 1996, 1995 and 1994, respectively. Included in marketing and reservation receivables is approximately $7.3 million and $5.8 million due from RINA as of December 31, 1996 and 1995, respectively.

   C. CENTURY 21 -- The CENTURY 21 National Advertising Fund ("NAF") is an independent entity managed by the Company, the funds of which are used exclusively for advertising and public relations purposes for the collective benefit of the CENTURY 21 organization, including all CENTURY 21 franchisees. The NAF receives fees from CENTURY 21 franchisees equal to 2% of their respective gross closed commissions earned on sales of residential real estate properties, subject to monthly minimum and maximum contributions. In addition, the Company is required to contribute, 10% of royalty fees collected from CENTURY 21 franchisees to the NAF. The contributions are expensed by the Company when the corresponding royalty fee is recognized. Included in marketing and reservation expense is approximately $11.7 million for 1996 and $4.2 million, representing the Company's contribution to the NAF for the five months period ended December 31, 1995. The NAF cash balance was $7.0 million and $4.3 million at December 31, 1996 and 1995. Such amount is not included in the Company's consolidated financial statements.

   Advertising expense approximated $48.6 million, $42.8 million and $36.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

7. DEBT

 Short-term debt

   Short-term debt consists of acquired Avis fleet financing, borrowed on behalf of ARAC, and is expected to be repaid upon settlement of the corresponding intercompany loan due from ARAC prior to the IPO. The credit facilities provide up to $150 million of financing and expire in September 1997. The outstanding borrowings under these facilities as of December 31, 1996 totaled $150 million and had a weighted average interest rate of 7.47%.

 Long-term debt

   Long-term debt consists of the following ($000's):

                                                        DECEMBER 31,
                                                   ---------------------
                                                       1996       1995
                                                   ----------  ---------
Revolving Credit Facilities (A)...................   $205,000   $     --
5 7/8% Senior Notes (B)...........................    149,811    149,715
4 1/2% Convertible Senior Notes (C)...............    146,678    149,971
4 3/4 Convertible Senior Notes (D.................    240,000         --
Obligations under capital leases and other loans        9,927      3,341
                                                   ----------  ---------
                                                      751,416    303,027
Less current portion .............................      2,995      2,249
                                                   ----------  ---------
Long-term debt....................................   $748,421   $300,778
                                                   ==========  =========

    A. REVOLVING CREDIT FACILITIES -- On October 2, 1996, the Company replaced an existing $300 million revolving credit facility with $1 billion in revolving credit facilities consisting of (i) a $500 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
(ii) a $500 million, 364 day revolving credit facility (the "364 Day
Revolving Credit Facility" and collectively with the five year Revolving Credit Facility the "Revolving Credit Facilities"). The Company may renew the 364 Day Revolving Credit Facility on an annual basis for an additional 364 days up to a maximum aggregate term of five years upon receiving lender approval. The
Five Year Revolving Credit Facility and the 364 Day Revolving Credit Facility, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at the prime rates or at LIBOR plus a margin of 25 basis points.

   The Company is required to pay a per annum facility fee of .09% and .07% of the average daily availability of the Five Year Revolving Credit Facility and 364 Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized statistical rating companies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest average ratio and a 3.5:1 maximum leverage ratio, as defined. Amounts outstanding under the Revolving Credit Facilities as of December 31, 1996 are classified as long-term based on the Company's intent and ability to maintain these loans on a long-term basis.

   B. SENIOR NOTES -- In December 1993, the Company completed a public offering of $150 million, unsecured 5 7/8% Senior Notes due December 15, 1998 (the "Senior Notes"). Interest is payable semi-annually. An original issue discount approximating $478,000 was recorded at the date of issuance and is being amortized over the life of the senior notes using the interest method.
The unamortized balance at December 31, 1996 and 1995 was $189,000 and $285,000, respectively.

   C. 4 1/2% CONVERTIBLE SENIOR NOTES -- In October 1994, the Company completed a public offering of $150 million unsecured 4 1/2% Convertible
Senior Notes (the "4 1/2% Notes") due 1999, which are convertible at the option of the holders at any time prior to maturity into shares of the Company's common stock at a conversion price of $18.15 per $1,000 principal amount of Notes. The 4 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 1997 at a redemption price of 101.125% of principal if redeemed prior to September 30, 1998 or at 100% of principal any time thereafter until maturity. Interest is payable semi-annually commencing April 1995.

   D. 4 3/4% CONVERTIBLE SENIOR NOTES -- On February 22, 1996, the Company completed a public offering of $240 million unsecured 4 3/4% convertible senior notes (the "4 3/4% Notes") due 2003, which are convertible at the option of the holder at any time prior to maturity into 14.993 shares of the Company's common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $66.70 per share. The 4 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 3, 1998 at redemption prices decreasing from 103.393% of principal at March 3, 1998 to 100% of principal at March 3, 2003. However, on or after March 3, 1998 and prior to March 3, 2000, the 4 3/4% Notes will not be redeemable at the option of the Company unless the closing price of the Company's common stock shall have exceeded $93.38 per share (subject to adjustment upon the occurrence of certain events) for 20 trading days within a period of 30 consecutive trading days ending within five days prior to redemption. Interest on the 4 3/4% Notes is payable semi-annually commencing September 1, 1996.

Long-term debt payments including obligations under capital leases at December 31, 1996 are due as follows ($000's):

 YEAR             AMOUNT
-------------  ----------
1997..........   $  2,995
1998..........    151,542
1999..........    148,333
2000..........        977
2001..........    205,925
Thereafter  ..    241,644
               ----------
TOTAL.........   $751,416
               ==========

 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for material financial instruments for which it is practicable to estimate that value. The fair values of the financial instruments presented may not be indicative of their future values.

   Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

   Investment in securities: The Company has classified a certain equity security as available-for-sale at December 31, 1996. In accordance with SFAS 115, the security is recorded at fair value with an unrealized holding gain of $4.4 million, net of the related tax effect, reported as a component of stockholders' equity. The fair value recorded is based on quoted market prices.

   Long and short-term debt: The carrying amount of the Company's borrowings under its revolving credit facilities approximates fair value. The fair values of the Company's Senior Notes and Convertible Senior Notes are estimated based on quoted market prices.

   The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows ($000's):

                             CARRYING      FAIR
1996                          AMOUNT      VALUE
-------------------------  ----------  ----------
Cash and cash
 equivalents..............   $ 55,762   $   55,762
Investment in securities..     22,500       22,500
Equity advances...........    125,662      125,662
Long and short-term debt .    901,416    1,329,359

                                     CARRYING     FAIR
1995                                  AMOUNT      VALUE
---------------------------------  ----------  ---------
Cash and cash equivalents.........   $ 16,109   $ 16,109
Investment in securities (a)......     15,353     19,200
Equity advances...................     51,180     51,180
Long and short-term debt..........    303,027    403,341

  (a) At December 31, 1995, the sale of the Company's investment in equity security was restricted by contractual requirement.

9. COMMITMENTS AND CONTINGENCIES

   A. NEW WORLD LICENSE -- In 1990 the Company acquired the management of the domestic U.S. Ramada franchise agreements and the rights to sub-license the Ramada trademarks to U.S. lodging facilities under a 40-year, extendable license agreement with the licensor of the trademarks, a special purpose subsidiary of New World (USA) Inc. ("New World"), that governs the use of the Ramada trademark domestically.

   In September 1990, Prime Hospitality, Inc. ("Prime"), the seller of the domestic Ramada franchise system filed for protection under Chapter 11 of the United States Bankruptcy Code. In July 1991, the Company entered into a restructuring agreement with New World to, among other things, obtain the ability to assign the license and eliminate the existing minimum net worth requirement. In connection with this restructuring, the Company paid to New World $3.7 million, including $2.5 million relating to payments made prior to the date of the agreement by New World on behalf of Prime. In addition, the Company agreed to assume certain additional obligations owed by Prime to New World, which have been recorded at an estimated value of $10.5 million. The payment to New World and the value of the assumed obligations have been reflected as excess of cost over fair value of the net assets acquired.

   Effective August 4, 1992, New World and Prime reached a settlement which resulted in a benefit available of $1.5 million per year through 2003 plus $13.0 million in 2004 to reimburse the Company for advances made and to be made by the Company pursuant to the restructuring agreement. At December 31, 1996 the Company had made advances of $14.9 million, which are repaid at the rate of $375,000 per quarter and is included in other income. Any additional advances, up to the aggregate benefit described above, will be repaid in the same manner.

   The license agreement, as modified, contains covenants, including maintenance of quality standards, minimum system-wide room sales and minimum net worth. Under the license agreement, royalty payments, subject to certain minimums, are calculated based on a percentage of Ramada system-wide gross room sales and are due quarterly in advance. Included in other current assets as prepaid license fees is $4.6 million and $4.4 million as of December 31, 1996 and 1995, respectively.

   B. LEASES -- The Company has noncancelable operating leases covering various equipment and facilities, which expire through 2004. Rental expense for the years ended December 31, 1996, 1995 and

1994 approximated $16.1 million, $5.0 million and $3.8 million respectively, excluding real estate taxes and other fees that are also the responsibility of the Company.

Operating lease commitments over the next five years and thereafter are as follows ($000's):

 FOR THE YEAR ENDING DECEMBER 31,
--------------------------------
1997.............................  $ 32,665
1998.............................    28,315
1999.............................    20,717
2000.............................    15,972
2001.............................    10,626
Remaining years .................    16,268
                                  ---------
Total minimum lease payments ....  $124,563
                                  =========

   The future minimum lease payments exclude future minimum sublease income of approximately $1.0 million annually for each year presented.

   The Company has been granted rent abatements for varying periods on certain of its facilities. Deferred rent relating to those abatements is being amortized on a straight-line basis over the applicable lease terms.

   C. EMPLOYMENT AGREEMENTS -- The Company has employment agreements with certain employees for terms of from one to four years. Annual commitments under these agreements are as follows ($000's):

 FOR THE YEAR ENDING DECEMBER 31,
--------------------------------
1997.............................   $3,447
1998.............................    2,089
1999.............................    1,500
2000 ............................    1,500
                                  --------
                                    $8,536
                                  ========

   Most of these agreements provide for severance pay should the employee be terminated without cause.

   D. LITIGATION -- In the normal course of business, certain litigation is initiated against the Company. Generally, these claims are insured and, in the opinion of management, disposition of such litigation will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operation.

 10. INCOME TAXES

The income tax provision consists of ($000's):

                              FOR THE YEARS ENDED DECEMBER 31,
                             --------------------------------
                                 1996       1995       1994
                             ----------  ---------  ---------
Current
 Federal....................   $ 22,943    $41,456    $23,747
 State .....................      4,184      4,619      5,107
                             ----------  ---------  ---------
                               $ 27,127    $46,075    $28,854
                             ----------  ---------  ---------
Deferred
 Federal ...................   $ 73,935    $ 8,054    $ 6,831
 State .....................     13,001      1,046      1,469
                             ----------  ---------  ---------
                                 86,936      9,100      8,300
                             ----------  ---------  ---------
Provision for income taxes     $114,063    $55,175    $37,154
                             ==========  =========  =========

Net deferred income tax assets and liabilities are comprised of the following ($000's):

                                              DECEMBER 31,
                                       -------------------------
                                            1996         1995
                                       ------------  -----------
Provision for doubtful accounts  .....   $   8,100     $  7,600
Deferred income.......................      46,400        7,800
Acquisition related reserves..........      19,600        4,200
Franchise acquisition costs ..........      (2,600)      (2,400)
Other ................................         700        3,000
                                       ------------  -----------
Current net deferred tax asset  ......   $  72,200     $ 20,200
                                       ============  ===========
Intangible asset amortization  .......   $(166,800)    $(73,600)
Deferred income.......................      23,100           --
Acquired net operating loss...........      85,900           --
Other ................................     (24,300)      (9,200)
                                       ------------  -----------
Noncurrent net deferred tax
 liability............................   $ (82,100)    $(82,800)
                                       ============  ===========

Net operating loss carryforwards at December 31, 1996 acquired in connection with the acquisition of Avis, Inc. expire as follows: 2001, $14.8 million; 2002, $89.6 million; 2005, $7.2 million; 2009, $17.7 million; and 2010,
$116.0 million.

The Company's effective income tax rate differs from the statutory federal rate as follows:

                                              FOR THE YEARS ENDING
                                                  DECEMBER 31,
                                           -------------------------
                                             1996     1995     1994
                                           -------  -------  -------
Federal statutory rate....................   35.0%    35.0%    35.0%
State income taxes net of federal
 benefit..................................    3.8      4.0      4.7
Other ....................................    1.4      1.9      1.3
                                           -------  -------  -------
Effective tax rate........................   40.2%    40.9%    41.0%
                                           =======  =======  =======

11. STOCKHOLDERS' EQUITY

   A. STOCK WARRANTS -- On December 15, 1995, the Company redeemed all outstanding warrants in accordance with the provisions of the warrant agreement underlying warrant obligations assumed in the CCI Merger transaction (See Note 2). The Company received aggregate proceeds approximating $14.8 million from the exercise of such warrants, resulting in the issuance of approximately 1.0 million shares of Company common stock.

    B. AUTHORIZED SHARES -- On January 22, 1996, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300 million. On November 10, 1996, the Board of Directors of the Company authorized an amendment to the Company's Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of common stock to 600 million. Such amendment has been proposed to the Company's shareholders for approval at a special meeting of shareholders to be held on April 30, 1997.

   C. DIVIDENDS -- The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on common stock in the foreseeable future.

12. STOCK OPTION PLANS

   The Company has two stock option plans, the 1992 Stock Option Plan (the "1992 Plan") and the amended and restated 1993 Stock Option Plan, as amended (the "1993 Plan"). The 1993 Plan provides for the granting of options to certain directors, officers, employees and independent contractors of the Company's common stock at prices not less than the fair market value at the date of grant. No further grants will be made under the 1992 Plan. Generally, stock options have a ten-year term and vest within five years from the date of grant. On November 10, 1996, the Board of Directors of the Company authorized an amendment to the 1993 Plan, subject to shareholder approval, to increase the number of authorized shares of common stock for which options may be granted to 34,541,600. Such amendment has been proposed to the Company's shareholders for approval as a special meeting of shareholders to be held on April 30, 1997.

   The Company adopted the disclosure-only provisions of SFAS No. 123 and accordingly, no compensation cost was recognized in connection with its stock option plans. Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards issued after January 1, 1995 under such plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would reflect the pro forma amounts indicated below ($000's, except per share data):

                                FOR THE YEARS ENDED
                                   DECEMBER 31,
                              ---------------------
                                  1996       1995
                              ----------  ---------
Net income as reported.......   $169,584    $79,730
                  pro forma .     93,902     77,593
----------------------------  ----------  ---------
Net income per share
Primary as reported..........   $   1.29    $   .73
                  pro forma .        .75        .73
Fully diluted as reported....       1.29        .73
                  pro forma .        .74        .71
----------------------------  ----------  ---------

   The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1996 and 1995: dividend yield of 0%; expected volatility of 37.5%; a risk-free interest rate of 6.45% and an expected holding period of 9.1 years. The effect of applying SFAS 123 on the pro forma net income and earnings per share disclosures are not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.

 The table below summaries the annual activity of the Company's stock option plans ($000's, except per share data):


                                  OPTIONS         OPTION
                                OUTSTANDING     PRICE RANGE
                              -------------  ---------------
 BALANCE AT JANUARY 1, 1994..     12,468       $ 2.87 -$11.17
 Granted.....................      3,228        11.71 - 13.41
 Canceled ...................       (122)        3.74  - 7.94
 Exercised ..................       (240)        3.13  - 7.94
 Distribution of CHRT........        454         7.94 - 13.41
 ---------------------------  -------------  ---------------
 BALANCE AT DECEMBER 31, 1994     15,788         2.87 - 13.41
 Granted.....................      5,476        13.63 - 29.13     WEIGHTED
 Canceled ...................       (152)        4.08 - 23.44  AVERAGE EXERCISE
 Exercised ..................       (605)        3.31 - 12.53       PRICE
 ---------------------------  -------------  ---------------  ----------------
 BALANCE AT DECEMBER 31, 1995     20,507         2.87 - 29.13        9.81
 Granted.....................     10,946        40.31 - 77.88       57.03
 Canceled ...................       (488)        7.94 - 76.75       56.64
 Exercised ..................     (1,462)        2.87 - 40.31       11.75
 ---------------------------  -------------  ---------------  ----------------
 BALANCE AT DECEMBER 31, 1996     29,503         2.87 - 77.88       26.46
 ---------------------------  -------------  ---------------  ----------------

   The weighted average fair value of stock options granted during the years ended December 31, 1996 and 1995 is $46.269 and $20.11 , respectively.

The table below summarizes information regarding stock options outstanding and exercisable as of
December 31, 1996:

                                         OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                    ---------------------------  ---------------------
                                      WEIGHTED AVG.    WEIGHTED               WEIGHTED
                                        REMAINING      AVERAGE                AVERAGE
                                       CONTRACTUAL     EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES    SHARES        LIFE          PRICE      SHARES      PRICE
------------------------  --------  ---------------  ----------  ---------  ----------
$ 2.87 to $19.99            17,776         6.4          $ 8.68      14,792     $ 8.09
$20.00 to $39.99             1,262         8.6           24.11         226      24.21
$40.00 to $59.99             5,276         9.2           44.92       2,016      40.31
$60.00 to $77.88             5,189         9.6           69.16         320      62.13
                          --------  ---------------  ----------  ---------  ----------
Total                       29,503         7.5          $26.46      17,354     $13.04
                          --------  ---------------  ----------  ---------  ----------

   Shares exercisable at December 31, 1996 ad 1995 were 17,353,899 and 7,078,886, respectively. Shares available for grant at December 31, 1996 and 1995 were 1,646,906 and 35,266, respectively.

13. EMPLOYEE SAVINGS PLANS

   The Company has an employee savings plan in which any eligible employee may participate. The plan is a defined contribution 401(k) plan qualified under the Internal Revenue Code. The Company contributes an amount equal to twenty-five to fifty percent, based on years of service, of the pre-tax contributions made by participating employees with respect to the first six percent of an employee's compensation. The Company has elected to pay the administrative expenses of the plan. The total charges to income relative to such expenses and Company matching were approximately $803,000, $405,000 and $332,000, respectively in 1996, 1995 and 1994.

   During 1996, the Company implemented a Deferred Compensation Plan providing senior executives with the opportunity to participate in a funded, deferred compensation program. The assets of the Deferred Compensation Plan are held in an irrevocable rabbi trust. Under the program, participants may defer up to 80% of their base compensation and up to 98% of bonuses earned. The Company contributes $0.50 for each $1.00 contributed by a participant, regardless of length of service, up to a maximum of six percent of the employee's compensation. The program is not qualified under Section 401 of the Internal Revenue Code. The Company's matching contribution to the Deferred Compensation Plan in 1996 was approximately $111,000.

 14. FRANCHISING ACTIVITIES

   Revenue from franchising activities consists of initial fees charged to lodging properties and real estate brokerage offices upon execution of a franchise contract based on the number of rooms at the lodging property and estimated Gross Closed Commissions. Initial franchise fees approximated $24,221,000, $15,735,000 and $13,816,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

Franchising activity for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                   LODGING              REAL ESTATE
                         -------------------------  -----------------
                           1996     1995     1994      1996     1995
                         -------  -------  -------  --------  -------
FRANCHISES IN OPERATION
Units at end of year ...   5,397    4,603    4,229    11,349    5,990
EXECUTED BUT NOT OPENED
Acquired................      24       31       --       110      104
New agreements..........   1,142      983      870       829      248
Backlog, end of year ...     786      682      594       275      176

15. INDUSTRY SEGMENT INFORMATION

   The Company is a leading global provider of services to various businesses in consumer industries. The Company's major business segments are reflective of the industries which it serves. See Note 1A, "Summary of Significant Accounting Policies -- Description of Business" for a more detailed description of each of the Company's industry segments. The following table presents certain financial information regarding the Company's industry segments.

Operations by segment ($000's):

Year Ended December 31, 1996

                                      REAL
                        LODGING      ESTATE      RELOCATION    TIMESHARE
                      ----------  -----------  ------------  -----------
Revenues                $385,410   $  242,877     $ 77,983     $ 30,723
Operating income         140,174      103,711       28,462        5,710
Corporate expenses            --           --           --           --
Identifiable assets      998,060    1,295,501      120,176      772,585
Depreciation and
 amortization             30,852       27,317          247        2,559
Capital expenditures      19,302        9,932        3,586        1,473
                      ----------  -----------  ------------  -----------

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                          CAR
                        RENTAL     CORPORATE     OTHER     CONSOLIDATED
                      ---------  -----------  ---------  --------------
Revenues               $  9,517          --    $ 52,530     $  799,040
Operating income          6,078          --      37,210        321,345
Corporate expenses           --     $(4,943)         --         (4,943)
Identifiable assets     820,425      18,768     306,817      4,332,332
Depreciation and
 amortization             3,439         566       4,254         69,234
Capital expenditures         --       6,710         208         41,211
                      ---------  -----------  ---------  --------------

Year Ended December 31, 1995

                                              REAL
                                 LODGING     ESTATE     RELOCATION    CORPORATE     OTHER     CONSOLIDATED
                               ----------  ---------  ------------  -----------  ---------  --------------
Revenues......................   $336,475   $ 47,965     $ 8,204            --    $ 20,339     $  412,983
Operating income..............    121,679     19,277       4,421            --      15,779        161,156
Corporate expenses............         --         --          --       $(4,462)         --         (4,462)
Identifiable assets...........    724,673    195,157      52,781        14,311     178,886      1,165,808
Depreciation and
 amortization.................     26,058      2,997          --           663       1,139         30,857
Capital expenditures..........     33,384      1,658          --        19,282         (37)        54,287

 16. SELECTED QUARTERLY FINANCIAL DATA -- (UNAUDITED)

(In thousands, except per share data)

                                                                          TOTAL
1996                      FIRST       SECOND      THIRD       FOURTH       YEAR
---------------------  ----------  ----------  ----------  ----------  ----------
Revenues..............   $124,544    $179,665    $245,800    $249,031    $799,040
Income before income
 taxes ...............     38,823      64,484     101,954      78,386     283,647
Net income ...........     22,818      38,744      61,070      46,952     169,584
                       ==========  ==========  ==========  ==========  ==========
Net income per share:
 Primary and
 fully diluted .......   $    .20    $    .31    $    .44    $    .33    $   1.29
                       ==========  ==========  ==========  ==========  ==========
1995
---------------------
Revenues..............   $ 74,153    $ 96,329    $129,249    $113,252    $412,983
Income before income
 taxes ...............     20,440      34,304      46,440      33,721     134,905
Net income ...........     12,062      20,183      27,119      20,366      79,730
                       ==========  ==========  ==========  ==========  ==========
Net income per share:
 Primary..............   $    .12    $    .19    $    .25    $    .18    $    .74
 Fully diluted........   $    .12    $    .19    $    .24    $    .18    $    .73

                      HFS INCORPORATED AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    COLUMN C
                                     ---------------------------------------------------------------------
                                       COLUMN B--      -(1)-         -(2)-                      COLUMN E--
                                       BALANCE AT    CHARGED TO     CHARGED                     BALANCE AT
                                       BEGINNING     COSTS AND     TO OTHER       COLUMN D        END OF
COLUMN A--DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS (1)     PERIOD
-----------------------------------  ------------  ------------  -----------  --------------  ------------
Year ended December 31, 1994
 Allowance for doubtful accounts
 Accounts and notes receivable .....    $ 9,440       $3,970            --        $3,582          $9,828
Marketing and reservation accounts
 receivable.........................      4,797        2,292            --         3,229           3,860
Year ended December 31, 1995
 Allowance for doubtful accounts
 Accounts and notes receivable .....      9,828        6,352            --         3,826          12,354
Marketing and reservation accounts
 receivable.........................      3,860        3,825            --           827           6,858
Year ended December 31, 1996
 Allowance for doubtful accounts
 Accounts and notes receivable .....     12,354        5,016            --         4,122          13,248
 Marketing and reservation accounts
  receivable........................      6,858        3,087            --         2,247           7,698

------------
(1)    Uncollectible accounts written off, net of recoveries.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Avis, Inc.
Garden City, New York

We have audited the accompanying combined statement of financial position of Rental Car System Holdings, Inc. and subsidiaries, Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance Ltd. (collectively referred to as the "Rental Car Operations of Avis, Inc." or the "Company") as of December 31, 1996, and the related combined statements of operations, stockholder's equity and cash flows for the period October 17, 1996 (Date of Acquisition) to December 31, 1996. Our audit also includes the financial statement schedule of Rental Car Operations of Avis, Inc. Listed in the index at Item 14(a)(2). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements presents fairly, in all material respects, the combined financial position of the Company at December 31, 1996, and the results of their operations and their cash flows for the period October 17, 1996 to December 31, 1996 in conformity with generally accepted accounting principles also, in our opinion such financial statement schedule, when considered in relation to the basic combined financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 24, 1997

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                   COMBINED STATEMENT OF FINANCIAL POSITION
                              DECEMBER 31, 1996
                                (IN THOUSANDS)

ASSETS
Cash and cash equivalents .......................................   $   50,886
Accounts receivable, net ........................................      311,179
Due from affiliates, net ........................................       61,807
Prepaid expenses.................................................       40,155
Vehicles, net ...................................................    2,243,492
Property and equipment, net .....................................       98,887
Other assets.....................................................       14,526
Deferred income tax assets ......................................      113,660
Cost in excess of net assets acquired, net ......................      196,765
                                                                  ------------
  Total assets ..................................................   $3,131,357
                                                                  ============
LIABILITIES AND COMBINED STOCKHOLDER'S EQUITY
Accounts payable ................................................   $  175,535
Accrued liabilities..............................................      329,245
Current income tax liabilities...................................        4,790
Deferred income tax liabilities .................................       35,988
Public liability, property damage and other insurance
 liabilities.....................................................      213,785
Debt ............................................................    2,295,474
                                                                  ------------
  Total liabilities..............................................    3,054,817
                                                                  ------------
Commitments and contingencies
Combined stockholder's equity:
 Common stock ...................................................        3,902
 Additional-paid-in capital......................................       71,098
 Retained earnings...............................................        1,184
 Foreign currency translation adjustment ........................          356
                                                                  ------------
  Total combined stockholder's equity............................       76,540
                                                                  ------------
  Total liabilities and combined stockholder's equity ...........   $3,131,357
                                                                  ============

See accompanying notes to the combined financial statements.

                      RENTAL CAR OPERATIONS OF AVIS, INC.
                       COMBINED STATEMENT OF OPERATIONS
  FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996
                                (IN THOUSANDS)

 Revenue................................................  $362,844
                                                        ----------
Cost and expenses:
 Direct operating......................................    167,682
 Vehicle depreciation .................................     72,587
 Vehicle lease charges.................................     22,658
 Selling, general and administrative...................     62,418
 Interest, net ........................................     34,212
 Amortization of cost in excess of net assets acquired       1,026
                                                        ----------
                                                           360,583
                                                        ----------
Income before provision for income taxes ..............      2,261
Provision for income taxes.............................      1,040
                                                        ----------
Net income.............................................   $  1,221
                                                        ==========

See accompanying notes to the combined financial statements.

                      RENTAL CAR OPERATIONS OF AVIS, INC.
                  COMBINED STATEMENT OF STOCKHOLDER'S EQUITY
  FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOREIGN
                                                       ADDITIONAL                 CURRENCY
                                             COMMON     PAID-IN-     RETAINED    TRANSLATION
                                             STOCK      CAPITAL      EARNINGS    ADJUSTMENT     TOTAL
                                           --------  ------------  ----------  -------------  --------
Rental Car System Holdings, Inc.
 ($.01 par value, 1,000 shares
 authorized; 100 shares outstanding at
 October 17, 1996) .......................   $   --     $ 3,459                                $ 3,459
Avis International, Ltd.
 ($1.00 par value, 1,000 shares
 authorized and outstanding at October
 17, 1996) ...............................        1      58,488                                 58,489
Avis Enterprises, Inc.
 ($1.00 par value, 1,000 shares
 authorized and outstanding at October
 17, 1996) ...............................        1       2,271                                  2,272
Pathfinder Insurance Company
 ($1.00 par value, 3,000,000 shares
 authorized; 2,500,000 shares outstanding
 at October 17, 1996) ....................    2,500       4,824                                  7,324
Global Excess & Reinsurance Ltd.
 ($1.00 par value, 1,400,000 shares
 authorized and outstanding at
 October 17, 1996)........................    1,400       2,056                                  3,456
                                           --------  ------------  ----------  -------------  --------
Balance, October 17, 1996 ................    3,902      71,098                                 75,000
Net Income ...............................                            $1,221                     1,221
Foreign Currency Equity Adjustment  ......                                          $356           356
Additional Minimum Pension Liability  ....                               (37)                      (37)
                                           --------  ------------  ----------  -------------  --------
Balance, December 31, 1996 ...............   $3,902     $71,098       $1,184        $356       $76,540
                                           ========  ============  ==========  =============  ========

See accompanying notes to the combined financial statements.

                      RENTAL CAR OPERATIONS OF AVIS, INC.
                       COMBINED STATEMENT OF CASH FLOWS
  FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996
                                (IN THOUSANDS)

 Cash flows from operating activities:
 Net income......................................................................   $   1,221
 Adjustments to reconcile net income to net cash provided by operating activities:
  Vehicle depreciation...........................................................      77,140
  Depreciation and amortization of property and equipment .......................       2,212
  Amortization of cost in excess of net assets acquired .........................       1,026
  Deferred income tax provision..................................................          33
  Provision for losses on accounts receivable....................................         227
  Change in operating assets and liabilities:
   Accounts receivable...........................................................      10,327
   Prepaid expenses..............................................................      (2,664)
   Other assets..................................................................      (3,459)
   Accounts payable .............................................................     (18,712)
   Accrued liabilities...........................................................     (24,718)
   Public liability, property damage and other insurance liabilities ............       1,340
                                                                                  -----------
   Net cash provided by operating activities.....................................      43,973
                                                                                  -----------
Cash flows from investing activities:
 Payments for vehicle additions..................................................    (561,117)
 Vehicle deletions...............................................................     560,099
 Payments for additions to property and equipment................................      (3,484)
 Sales of property and equipment.................................................         361
                                                                                  -----------
   Net cash used in investing activities ........................................      (4,141)
                                                                                  -----------
Cash flows from financing activities:
 Decrease in debt:
  Proceeds.......................................................................      63,903
  Repayments.....................................................................    (133,457)
                                                                                  -----------
  Net decrease in debt ..........................................................     (69,554)
 Payments on intercompany loans..................................................      (6,661)
                                                                                  -----------
   Net cash used in financing activities ........................................     (76,215)
                                                                                  -----------
Effect of exchange rate changes on cash .........................................          94
                                                                                  -----------
Net decrease in cash and cash equivalents........................................     (36,289)
Cash and cash equivalents at beginning of period ................................      87,175
                                                                                  -----------
Cash and cash equivalents at end of period ......................................   $  50,886
                                                                                  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest.......................................................................   $  28,170
                                                                                  ===========
  Income taxes ..................................................................   $     827
                                                                                  ===========

See accompanying notes to the combined financial statements.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
  FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The accompanying combined financial statements include Rental Car System Holdings, Inc. and subsidiaries (including the carved out corporate operations of Avis, Inc. and Prime Vehicles Trust (the "Vehicle Trust")), Avis International, Ltd. and subsidiaries, Avis Enterprises, Inc. and subsidiaries, Pathfinder Insurance Company and Global Excess & Reinsurance Ltd. (collectively referred to as the "Rental Car Operations of Avis, Inc." or the "Company"). All of the foregoing companies are ultimately wholly owned subsidiaries of Avis, Inc., which was acquired by HFS Incorporated ("HFS") on October 17, 1996 (the "Date of Acquisition") for approximately $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million of indebtedness and $338.4 million of HFS common stock. It is anticipated that Avis, Inc. will contribute, effective January 1, 1997, the net assets of its corporate operations and all of its common stock ownership in Avis International, Ltd., Avis Enterprises, Inc., Pathfinder Insurance Company and Global Excess and Reinsurance, Ltd. to Rental Car System Holdings, Inc. Pursuant to a plan developed by HFS prior to the Date of Acquisition, HFS will cause the Company to undertake an initial public offering ("IPO") within one year of the Date of Acquisition, which will reduce HFS' equity interest in the Company to 25%. HFS owns and operates the reservation system as well as the telecommunications and computer processing systems which service the rental car operations for reservations, rental agreement processing, accounting and vehicle control. HFS will charge a fee for such services (Note 3). In addition, HFS will retain the Avis trade name and charge the rental car operations a franchise fee for the use of the Avis name.

   The acquisition was accounted for under the purchase method and includes the operations of the Company subsequent to the Date of Acquisition. A portion of the purchase price has been allocated to the estimated fair value of the Company. This estimate is calculated assuming that the Company is an independent franchisee of Avis, Inc. and is required to pay certain fees for use of the Avis trade name, reservation services and other franchise related services. The estimated fair value of the Company is $75 million at the Date of Acquisition. This amount has been allocated to individual assets and liabilities based on their estimated fair value at the Date of Acquisition. This allocation is preliminary and subject to adjustment when the asset and liability valuations are finalized. The final asset and liability fair values may differ from those set forth in the accompanying combined statement of financial position on December 31, 1996; however, the changes are not expected to have a material effect on the combined financial position of the Company. The preliminary purchase cost allocation at the Date of Acquisition has been allocated to the Company as follows (in thousands):

Allocated purchase cost...........................  $   75,000
                                                   -----------
Fair Value of:
Liabilities assumed...............................   3,145,395
Assets acquired...................................   3,022,712
                                                   -----------
Net Liabilities...................................     122,683
                                                   -----------
Excess of purchase price over net assets
 acquired.........................................  $  197,683
                                                   ===========

 Principles of Combination

   All material intercompany transactions have been eliminated.

 Accounting Estimates

   Generally accepted accounting principles require the use of estimates, which are subject to change, in the preparation of financial statements. Significant accounting estimates used include estimates for determining public liability, property damage and other insurance liabilities and the realization of deferred income tax assets. Management has exercised reasonableness at deriving these estimates. However, actual results may differ.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)
  Cash and Cash Equivalents

   The Company considers deposits and short-term investments with an original maturity of three months or less to be cash equivalents.

 Vehicles

   Vehicles are stated at cost net of accumulated depreciation. In accordance with industry practice, when vehicles are sold, gains or losses are reflected as an adjustment to depreciation. Vehicles are generally depreciated at rates ranging from 10% to 25% per annum. Manufacturers provide the Company with incentives and allowances (such as rebates and volume discounts) which are amortized to income over the holding period of the vehicles.

 Property and Equipment

   Property and equipment is stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Estimated useful lives range from five to ten years for furniture and office equipment to thirty years for buildings. Leasehold improvements are amortized over the shorter of twenty years or the remaining life of the lease. Maintenance and repairs are expensed; renewals and improvements are capitalized. When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in the combined statement of operations.

 Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized over a 40 year period and is shown net of accumulated amortization of $1.0 million at December 31, 1996.

 Impairment Accounting

   In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company reviews the recoverability of its long-lived assets, including cost in excess of net assets acquired, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax undiscounted future cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

 Public Liability, Property Damage and Other Insurance Liabilities

   Insurance liabilities on the accompanying combined statement of financial position include additional liability insurance, personal effects protection insurance, public liability and property damage ("PLPD") and personal accident insurance claims for which the Company is self-insured. The Company is self-insured up to $1.0 million per claim under its auto liability insurance program for PLPD and additional liability insurance. Costs in excess of $1.0 million per claim are insured under various contracts with commercial insurance carriers. The liability for claims is estimated based on the Company's historical loss and loss adjustment expense experience and adjusted for current trends.

   The insurance liabilities include a provision for both claims reported to the Company as well as claims incurred but not yet reported to the Company. This method is an actuarially accepted loss reserve method. Adjustments to this estimate and differences between estimates and the amounts subsequently paid are reflected in operations as they occur.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)
  Foreign Currency Translation

   The assets and liabilities of foreign companies are translated at the year-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the year. The resultant translation adjustment is included as a component of combined stockholder's equity.

 Income Taxes

   The Company is included in the consolidated federal income tax return of HFS. Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of HFS is allocated to the Company on a separate return basis. The Company files separate income tax returns in states where a consolidated return is not permitted. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

 Advertising

   Advertising costs are expensed as incurred. Advertising costs are $10.3 million for the period October 17, 1996 to December 31, 1996. There are no deferred advertising costs at December 31, 1996.

 Environmental Costs

   The Company's operations include the storage and dispensing of gasoline. Expenses in connection with the remediation of accidental fuel discharges at various locations are provided for when it is probable that obligations have been incurred and amounts can be reasonably estimated.

NOTE 2 -- ACCOUNTS RECEIVABLE

   Accounts receivable at December 31, 1996 consists of the following (in thousands):

Vehicle rentals ......................   $ 94,480
Due from vehicle manufacturers  ......    183,304
Damage claims ........................     10,697
Due from licensees ...................      3,903
Other ................................     19,022
                                       ----------
                                          311,406
Less allowance for doubtful accounts         (227)
                                       ----------
                                         $311,179
                                       ==========

   Amounts due from vehicle manufacturers include receivables for vehicles sold under guaranteed repurchase contracts and amounts due for incentives and allowances. Incentives and allowances are available based on the volume of vehicles to be purchased for a model year or from the manufacturers' willingness to encourage the Company to retain vehicles rather than return the vehicles back to the manufacturer, or arise from the purchase of particular models not subject to repurchase under "buyback" arrangements. Incentives and allowances are amortized to income over the holding period of the vehicles.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 3 -- DUE FROM AFFILIATES

   Due from affiliates at December 31, 1996 consists of the following balances due to or from HFS or its consolidated subsidiaries which will be settled on or before the previously mentioned IPO (in thousands):

Note receivable from Wizard Co., Inc. (a)     $ 196,965
Subordinated vehicle financing notes (b)  .    (247,500)
Non-interest bearing advances (c)  ........     112,342
                                            -----------
                                              $  61,807
                                            ===========

NOTES:

(a) Consists of a $194.1 million note receivable from Wizard Co., Inc., an indirect wholly owned subsidiary of HFS, plus accrued interest. The note bears interest at 7.13% and is due on October 1, 2006 and is guaranteed by HFS.

(b) Represents loans from an HFS subsidiary to the Vehicle Trust, as described in Note 7, to provide additional subordinated financing. The amounts provided reduce, within certain limits, the amount of subordinated financing required from other lenders. The loans are made under terms of a credit agreement which terminates on October 29, 2003. As of December 31, 1996, the weighted average interest rate under these loans was 10.75%.

(c) Primarily represents the transfer of assets from the Company to HFS and subsidiaries, recorded in connection with the October 17, 1996 acquisition of Avis, Inc. by HFS, as well as intercompany transactions relating to management, service and administrative fees since the Date of Acquisition. The amounts due to or from HFS and subsidiaries are interest free and guaranteed by HFS.

   Expense items of the Company include the following charges from HFS and affiliates of HFS for the period October 17, 1996 to December 31, 1996 (in thousands):

Reservations.................................   $13,080
Data processing .............................    10,526
Management, service and administrative fees       4,634
Interest on intercompany debt, net ..........     2,561
Rent ........................................       950
                                              ---------
                                                $31,751
                                              =========

   Reservations and data processing services are charged to the Company based on actual cost plus a profit thereon of 20%. All other charges are based on actual costs incurred. Effective January 1, 1997, HFS will charge the Company a franchise fee of 3.5% of revenue for the use of the Avis trade name. On an unaudited pro forma basis, had the franchise fee been charged to the Company beginning on October 17, 1996, net income for the period October 17, 1996 to December 31, 1996 would have been reduced by $7.5 million resulting in a pro forma net loss of approximately $6.3 million.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 4 -- VEHICLES

   Vehicles at December 31, 1996 consist of the following (in thousands):

Vehicles ................................................   $2,250,309
Vehicles acquired under long-term capital lease (Note 7)        19,324
Buses and support vehicles ..............................       45,868
Vehicles held for sale ..................................       36,378
                                                          ------------
                                                             2,351,879
Less accumulated depreciation ...........................     (108,387)
                                                          ------------
                                                            $2,243,492
                                                          ============

   For the period October 17, 1996 to December 31, 1996, depreciation expense recorded for vehicles was $72.6 million. Depreciation expense reflects a net gain on the disposal of vehicles of $4.5 million. It also reflects the amortization of certain incentives and allowances from various vehicle manufacturers of approximately $18 million.

   In April 1990, the predecessor to the Company entered into a seven year operating lease under which an original amount of $110 million of vehicles were leased, with the ability to exchange such leased vehicles for newly manufactured vehicles with the same value to the lessor. The lease is cancelable at the Company's option, however, additional costs may be incurred upon termination based upon the fair value of the vehicles at the time the option is exercised. At the termination of the leases, the Company may purchase the vehicles at the agreed upon fair market value or return them to the lessor.

   In December 1994, the predecessor to the Company entered into a financing arrangement whereby it may lease up to $503 million of vehicles. This arrangement was amended on October 17, 1996 to increase the amount to $650 million. Under this arrangement, at December 31, 1996, there were $322 million of vehicles under operating leases. The vehicles leased under this arrangement may be leased for periods of up to 18 months. The lease cost charged to the Company varies with the number of vehicles leased and the repurchase agreement offered by the vehicle manufacturer to the lessor and includes all expenses including the interest costs of the financing company.

   The rental payments due in each of the years ending December 31 for the operating leases as described above are as follows (in thousands):

1997....   $69,444
1998 ...    15,388

   Rental expense for those vehicles under operating leases as described above was $16.1 million for the period October 17, 1996 to December 31, 1996.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 5 -- PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1996 consists of the following (in thousands):

Land ...........................................   $ 19,523
Buildings ......................................     11,862
Leasehold improvements .........................     48,898
Furniture, fixtures and equipment ..............     10,997
Construction-in-progress .......................      9,946
                                                 ----------
                                                    101,226
Less accumulated depreciation and amortization       (2,339)
                                                 ----------
                                                   $ 98,887
                                                 ==========

NOTE 6 -- ACCRUED LIABILITIES

   Accrued liabilities at December 31, 1996 consists of the following (in thousands):

Payroll and related costs  .....   $ 73,142
Taxes, other than income taxes       29,522
Rents and property related .....     30,889
Interest .......................     18,531
Sales and marketing ............     20,395
Vehicle related ................     18,784
Other various ..................    137,982
                                 ----------
                                   $329,245
                                 ==========

NOTE 7 -- FINANCING AND DEBT

   Debt outstanding at December 31, 1996 is not guaranteed by HFS and consists of the following (in thousands):

                          VEHICLE TRUST FINANCING
Short-term vehicle trust financing--revolving credit facilities  ..........   $1,970,000
                                                                            ------------
Vehicle manufacturer's floating rate notes due September 1998 ($50,719
 senior at 8.50% and $16,281 subordinated at 10.0%) .......................       67,000
Vehicle manufacturer's floating rate notes due October 2001 ($63,731
 senior at 7.16% and $54,269 subordinated at 8.91%)........................      118,000
                                                                            ------------
Total long-term portion of vehicle trust financing.........................      185,000
                                                                            ------------
                              OTHER FINANCING
Short-term notes--foreign .................................................       65,516
7.50% capital lease terminating November 1997 and current portion of
 long-term debt ...........................................................       41,229
                                                                            ------------
Total current debt ........................................................      106,745
                                                                            ------------
Other domestic ............................................................        2,916
Debt of foreign subsidiaries:
Floating rate notes due February 1998 .....................................        2,935
Floating rate notes due August 1998 .......................................       27,878
                                                                            ------------
Total long-term debt ......................................................       33,729
                                                                            ------------
                                                                              $2,295,474
                                                                            ============

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 7 -- FINANCING AND DEBT  (Continued)

    The primary source of funding for domestic vehicles is provided by the Vehicle Trust (a grantor trust). Amounts drawn against this facility may be used to purchase vehicles and pay certain expenses of the Vehicle Trust. The security for the Vehicle Trust financing facility consists of a lien on the vehicles acquired under the facility, which at December 31, 1996 totaled approximately $2.1 billion, exclusive of related valuation reserves. The security for the Vehicle Trust financing facility also consists of security interests in certain other assets of the Vehicle Trust. Additionally, the Vehicle Trust and its security agreement require that there be outstanding, at all times, subordinated debt in a specified percentage range (10% -25%) of the net book value of the vehicles owned by the Vehicle Trust. Pursuant to the agreement, the subordinated debt is to be provided by vehicle manufacturer finance companies and by an HFS subsidiary. The Vehicle Trust consists of loans from banks, vehicle manufacturer finance companies and an HFS subsidiary. The short-term notes are issued pursuant to a $2.5 billion revolving credit facility dated as of October 17, 1996 which expires on October 16, 1997. On December 31, 1996, the weighted average interest rate of borrowings under this facility was 6.00%. For the period from October 17, 1996 to December 31, 1996, the average outstanding borrowings under this facility were $2.0 billion with a weighted average interest rate of 5.98%. This facility requires a fee of 1/8 of 1% on the committed amount. Subordinated debt of $318 million was required under the Vehicle Trust financing, of which $247.5 million is due to an HFS subsidiary (Note 3). At December 31, 1996, the Vehicle Trust had financing outstanding from vehicle manufacturer finance companies under terms of loan agreements dated October 17, 1996. Under these agreements, the maximum amount of borrowings allowed is $267 million, of which up to $260 million may be used as subordinated debt. On December 31, 1996, $185 million was outstanding of which $70.5 million of the outstanding debt was deemed subordinated. On December 31, 1996, the weighted average interest rate of borrowings under this facility was 8.50%. For the period October 17, 1996 to December 31, 1996, the average outstanding borrowings under this facility was $185 million with a weighted average interest rate of 8.41%.

   In November 1992, the predecessor to the Company entered into a five year capital lease under which $96.7 million of vehicles were leased. The lease is cancelable at the Company's option, however, additional costs may be incurred upon termination based upon the fair value of the vehicles at the time the option is exercised. At the termination of the lease, the Company may purchase the vehicles at an agreed upon fair market value or return them to the lessor.

   The future minimum lease payments due under the Company's capital lease obligation, which terminates on November 30, 1997, are $41,500,000 (including interest of $1,331,000).

   Under the terms of the Company's loan agreements, the Company must maintain a minimum net worth, minimum earnings and cash flow ratios.

   Mandatory maturities of long-term obligations for each of the five years ending December 31, and thereafter, are as follows (in thousands):

1997.........  $ 41,229
1998.........    98,950
1999.........     1,086
2000.........       209
2001.........   118,228
Thereafter ..       256

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 7 -- FINANCING AND DEBT  (Continued)

  Other Credit Facilities

   At December 31, 1996, the Company has letters of credit/working capital agreements totaling $102.6 million, which may be renewed bi-annually at the Company's option and the banks' discretion. The collateral for certain of these agreements consists of a lien on property and equipment and certain receivables with a carrying value of $136.9 million. At December 31, 1996, the Company has outstanding letters of credit amounting to $55.1 million.

   In addition, for certain of its international operations, the Company has available at December 31, 1996, unused lines of credit of $224.3 million. The unused lines of credit agreements require a quarterly fee of 0.2% to 0.5% of the unused line.

 Interest Rate Swap Agreements

   The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain outstanding debt obligations. These agreements effectively change the Company's interest rate exposure on $44.0 million of its outstanding debt from a weighted average variable interest rate to a fixed rate of 7.1% at December 31, 1996. The variable interest element with respect to these interest rate swap agreements is reset quarterly. The interest rate swap agreements will terminate in March 1997, July 1998 and November 1998. The differential to be paid or received is recognized ratably as interest rates change over the life of the agreements as an adjustment to interest expense.

   The net interest differential charged to interest expense for the period October 17, 1996 to December 31, 1996 was $285,000. The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amount and the estimated fair value of the Company's interest rate swap agreements represent liabilities of approximately $578,000 and $1.4 million, respectively, at December 31, 1996.

   For instruments including cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of floating-rate debt approximates carrying value because these instruments re-price frequently at current market prices.

   The Company believes that it is not practicable to estimate the current fair value of the amount due to an HFS subsidiary for subordinated vehicle financing and the note receivable from Wizard Co., Inc. because of the related party nature of the instruments (Note 3).

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

 NOTE 9 -- INCOME TAXES

   The provision for income taxes for the period October 17, 1996 to December 31, 1996 consists of the following (in thousands):

 Current:
 State.....................  $  719
 Foreign...................     288
                            -------
                              1,007
                            -------
Deferred:
 Federal...................     (85)
 Foreign...................     118
                            -------
                                 33
                            -------
Provision for income
 taxes.....................  $1,040
                            =======

   The effective income tax rate for the period October 17, 1996 to December 31, 1996 varies from the statutory U.S. federal income tax rate due to the following:

Statutory U.S. federal income tax rate.....................................   $   791     35.0%
Tax effect of foreign operations...........................................    (1,073)   (47.5)
Amortization of cost in excess of net assets acquired and other
 intangibles...............................................................       359     15.9
State income taxes, net of federal tax benefit.............................       469     20.8
Other non-deductible business expenses.....................................       494     21.8
                                                                            ---------  --------
Effective income tax rate..................................................   $ 1,040     46.0%
                                                                            =========  ========

   In accordance with SFAS 109, deferred income tax assets at December 31, 1996 include the following (in thousands):

 Gross deferred income tax assets:
 Accrued liabilities....................................................   $ 171,050
 Net operating loss carryforwards.......................................      78,172
 Alternative minimum income tax credit carryforwards....................       3,025
                                                                         -----------
                                                                             252,247
                                                                         -----------
Gross deferred income tax liabilities:
 Tax depreciation in excess of book depreciation........................    (152,346)
 Tax amortization in excess of book amortization of cost in excess of net assets acquired and difference in book and tax basis of
  intangibles...........................................................     (13,547)
 Prepaids and other.....................................................      (8,682)
                                                                         -----------
                                                                            (174,575)
                                                                         -----------
Net deferred income tax assets..........................................   $  77,672
                                                                         ===========

   The Company, under its tax sharing agreement with HFS, has allocated alternative minimum tax net operating loss carryforwards of $139.8 million. The net operating loss carryforwards expire as follows: 2001, $4.3 million; 2002, $2.5 million; 2005, $32.6 million; 2008, $23.7 million; 2009, $15.1 million. The Company also has available unused investment tax credits of approximately $5.8 million which expire on February 28, 2002.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED

NOTE 10 - RETIREMENT BENEFITS

   The Company, through its subsidiary, Avis Rent A Car System, Inc. ("ARACS"), sponsors non-contributory defined benefit plans covering U.S. employees who are members of certain collective bargaining units and non-union full-time employees hired prior to December 31, 1983 who were age 25 or above on January 1, 1985. ARACS also contributes to union sponsored pension plans.

   Through ARACS, the Company sponsors a Voluntary Investment Savings Plan under a "qualified cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code. For the period October 17, 1996 to December 31, 1996, the cost of this plan was approximately $352,000. Included in the Investment Savings Plan, ARACS sponsors a defined contribution plan for substantially all non-union full-time employees not otherwise covered. Costs for this plan are determined at 2% of each covered employees compensation. Employer contributions and costs of the plan for the period October 17, 1996 to December 31, 1996 amounted to $394,000.

   The defined benefit plans provide benefits based upon years of credited service, highest average compensation and social security benefits. Annual retirement benefits, at age 65, are equal to 1 1/2% of the participating employee's final average compensation (average compensation during the highest five consecutive years of employment in the ten years prior to retirement) less 1 3/7% of the Social Security benefits for each year of service up to a maximum of 35 years. In addition, the plan provides for reduced benefits before age 65 and for a joint and survivor annuity option.

   The status of the defined benefit plans at December 31, 1996 is as follows (in thousands):

                                                         SALARIED AND
                                                            HOURLY
                                                          EMPLOYEES
                                                          AS OF JUNE
                                                           30, 1985      BARGAINING
                                                       --------------  ------------
Actuarial present value of benefit obligations:
 Vested benefit obligation............................     $(43,406)      $(7,147)
                                                       ==============  ============
 Accumulated benefit obligation.......................     $(48,077)      $(7,431)
                                                       ==============  ============
 Projected benefit obligation.........................     $(66,083)      $(7,431)
Plan assets at fair value.............................       60,697         6,623
                                                       --------------  ------------
Projected benefit obligation in excess of plan
 assets...............................................       (5,386)         (808)
Unrecognized net actuarial loss.......................        1,440            37
Unrecognized prior service cost.......................                        878
Additional minimum liability..........................                       (915)
                                                       --------------  ------------
Accrued pension liability.............................     $ (3,946)      $  (808)
                                                       ==============  ============

   At December 31, 1996, the measurement of the projected benefit obligation was based on a discount rate of 7.75%, compensation increase of 5.0% per year and a long-term rate of return on plan assets of 8.75%. The plan assets are invested in corporate bonds, U.S. government securities and common stock mutual funds.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 10 -RETIREMENT BENEFITS  (Continued)
    Net pension costs for the defined benefit plans for the period October 17, 1996 to December 31, 1996 include the following components (in thousands):

Service cost ..............................................   $  302
Interest cost .............................................      357
Actual return (gain) on plan assets .......................     (551)
Net amortization of actuarial gains and prior service cost       390
Contributions to union plans ..............................      697
Contributions to foreign plans ............................       36
                                                            --------
Net pension cost ..........................................   $1,231
                                                            ========

   The Company also sponsors a non-qualified defined benefit pension plan. The liability for this unfunded plan was $8.8 million at December 31, 1996. The projected benefit obligation of the plan was $10.0 at December 31, 1996. The Company also sponsors several foreign pension plans. The most significant of these is the Canadian pension plan.

   The status of the Canadian defined benefit plan at December 31, 1996 is as follows (in thousands):

 Actuarial present value of benefit obligations:
 Vested benefit obligation............................   $(3,389)
                                                       ==========
 Accumulated benefit obligation.......................   $(3,389)
                                                       ==========
 Projected benefit obligation.........................   $(3,703)
Plan assets at fair value.............................     8,323
                                                       ----------
Plan assets in excess of projected benefit
 obligation...........................................     4,620
Unrecognized net actuarial gain.......................      (336)
Unrecognized net transition asset.....................    (2,833)
                                                       ----------
Deferred pension cost.................................   $ 1,451
                                                       ==========

   At December 31, 1996, the measurement of the projected benefit obligation was based on a discount rate of 7.0%, compensation increase of 4.0% per year and a long-term rate of return on plan assets of 7.0%. The plan assets are held in mutual funds which are invested in Canadian stocks, bonds, real estate and money market funds.

   Net pension benefit for the Canadian defined benefit plan for the period October 17, 1996 to December 31, 1996 (the latest information available) includes the following components (in thousands):

Service cost .........................................   $  28
Interest cost ........................................      54
Expected return on plan assets .......................    (115)
Amortization of unrecognized net asset at transition       (28)
                                                       -------
Net pension benefit ..................................   $ (61)
                                                       =======

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONTINUED)

NOTE 11 -- LEASES, AIRPORT CONCESSION FEES AND COMMITMENTS

   The Company is committed to make rental payments under noncancelable operating leases relating principally to vehicle rental facilities and equipment. Under certain leases, the Company is obligated to pay certain additional costs, such as property taxes, insurance and maintenance. Airport concession agreements usually require a guaranteed minimum amount plus contingent fees which are generally based on a percentage of revenues.

   Operating lease payments and airport concession fees charged to expense for the period October 17, 1996 to December 31, 1996 are as follows (in thousands):

Minimum fees...........   $23,576
Contingent fees .......    13,220
                        ----------
                           36,796
Less sublease rentals      (1,000)
                        ----------
                          $35,796
                        ==========

   Future minimum rental commitments under noncancelable operating leases amounted to approximately $338.0 million at December 31, 1996. The minimum rental payments due in each of the five years ending December 31, and thereafter, are as follows (in thousands):

1997.........   $86,264
1998.........    62,400
1999.........    43,179
2000.........    32,669
2001.........    20,805
Thereafter ..    92,709

   In addition to the Company's lease commitments, the Company has outstanding purchase commitments of approximately $1.5 billion at December 31, 1996 which relate principally to vehicle purchases.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
 FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996 (CONCLUDED)

 NOTE 12 -- SEGMENT INFORMATION

   The Company operates in the United States and in foreign countries. The operations within major geographic areas for the period October 17, 1996 to December 31, 1996 are summarized as follows (in thousands):

 Revenue
 United States....................   $  312,194
 Australia/New Zealand............       31,107
 Canada...........................       13,467
 Other foreign operations.........        6,076
                                   ------------
                                     $  362,844
                                   ============
Income (loss) before income taxes
 United States....................   $   (2,346)
 Australia/New Zealand............        4,706
 Canada...........................       (1,752)
 Other foreign operations.........        1,653
                                   ------------
                                     $    2,261
                                   ============
Total assets at end of year
 United States....................   $2,750,119
 Australia/New Zealand............      120,216
 Canada...........................      122,657
 Other foreign operations.........      138,365
                                   ------------
                                     $3,131,357
                                   ============

NOTE 13 -- LITIGATION

   Certain litigation has been initiated against the Company which have arisen during the normal course of operations. Since litigation is subject to many uncertainties, the outcome of any individual matter is not predictable with any degree of certainty, and it is reasonably possible that one or more of these matters could be decided unfavorably against the Company. On May 22, 1996, a complaint was filed in the United States District Court for the Eastern District of North Carolina against Avis Rent A Car System, Inc. ("ARACS") and one of its licensees, New Hanover Rent A Car, Inc. ("New Hanover") alleging discrimination by New Hanover in the rental of automobiles based on race. Plaintiff seeks an unspecified amount of compensatory and punitive damages and a permanent injunction barring ARACS and New Hanover from continuing to engage in illegally discriminatory conduct. ARACS has asserted claims for indemnification against New Hanover and intends to vigorously defend the complaint, ARACS believes that it has meritorious defenses against the complaint. The Company maintains insurance policies that cover most of the actions brought against the Company. The Company is currently not involved in any legal proceeding which it believes would have a material adverse effect upon its combined financial condition or results of operations.

                     RENTAL CAR OPERATIONS OF AVIS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
  FOR THE PERIOD OCTOBER 17, 1996 (DATE OF ACQUISITION) TO DECEMBER 31, 1996
                                (IN THOUSANDS)

                                               BALANCE AT     CHARGED TO                                  BALANCE AT
                                              BEGINNING OF    COSTS AND      CHARGED TO                     END OF
DESCRIPTION                                      PERIOD        EXPENSES    OTHER ACCOUNTS   DEDUCTIONS      PERIOD
------------------------------------------  --------------  ------------  --------------  ------------  ------------
Allowance for doubtful accounts--accounts
 receivable ...............................        --           $  227           --             --          $  227
Accumulated amortization--goodwill ........        --           $1,026           --             --          $1,026

                                                   EXHIBIT INDEX

Exhibit
No.           Description
-------       ------------


2.1 Agreement Among Purchasers dated as of January 22, 1996 among National Lodging Corp., Motels of America, Inc. and Bear Acquisition Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.10)

2.2 Purchase and Sale Agreement dated February 9, 1996 among Electronic Realty Associates, L.P., the Registrant and ERA Acquisition Co. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.11)

2.3           Agreement dated February 9, 1996 among Heller Financial, Inc.
              the Registrant and ERA Acquisition Co. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.12).

2.4 Agreement and Plan of Merger and Reorganization, dated as of April 15, 1996, by and between HFS Incorporated, Century 21 Region V, Inc. and Yeager Real Estate and Financial Services, Inc. (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333- 03646), Exhibit No. 2.1)

2.5 Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 2.1)

2.6 Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and C21 Acquisition Corp. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 2.2)

2.7 Stock Purchase Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Tower Corp. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 2.3)

2.8 Stock Purchase Agreement dated as of October 17, 1995 between the Registrant and AMRE, Inc. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

2.9 Purchase Agreement dated as of December 19, 1995 among the Registrant, Forte Hotels, Inc. and Forte USA, Inc. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 2.9)

2.10 Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C-21 Holding Corp., Century 21 Real Estate of the Mid-Atlantic States, Inc. and George F. Kettle. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 2.1)

2.11 Agreement and Plan of Merger dated as of April 3, 1996 among the Registrant, C21 Holding Corp., Century 21 of Eastern Pennsylvania, Inc., George F. Kettle and James O. Nelson. (Incorporated by

--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

              reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 2.2)

2.12 Agreement and Plan of Merger dated as of May 1, 1996 among the Registrant, CBC Acquisition Corp., Fremont Investors, Inc. and Coldwell Banker Corporation. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 2.4)

2.13 Agreement and Plan of Merger, dated as of August 23, 1996, by and among HFS Incorporated, Avis Acquisition Corp., U.S. Trust Company of California, N.A. as Trustee of the Trust forming a part of the Avis, Inc. Employee Stock Ownership Plan and Avis, Inc. (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-11029, Exhibit 2.1)

2.14 Stock Purchase Agreement, dated as of August 28, 1996, by and between HFS Incorporated and General Motors Corporation. (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-11029, Exhibit 2.2)

2.15 Stock Purchase Agreement dated as of October 6, 1996 by and among the Company, Christel DeHaan and Resort Condominiums International, Inc. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 2.1)

2.16 Registration Rights Agreement, dated as of November 12, 1996, by and between HFS Incorporated and Ms. Christel DeHaan (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-17371), Exhibit 2.2)

2.17 Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS Incorporated, PHH Corporation and Mercury Acquisition Corp. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, 1996, Exhibit 2.1)

2.18 Asset Purchase Agreement dated as of April 2, 1996 among Century 21 Real Estate of Southern Florida, Inc., the Registrant and Richard C. Ritchey (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 10.1)

2.19 Asset Purchase Agreement dated as of April 3, 1996 among Century 21 Real Estate Corporation, the Registrant, Century 21 of the Southwest, Inc. and Larry E. Bryson. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, Exhibit 10.2)

3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A filed on February 21, 1996)


--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

3.2 Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 3.1)

4.1 Form of certificate for the Registrant's Common Stock, par value $0.1 per share (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 4.1)

4.2 Form of Indenture between the Registrant and Continental Bank, National Association, as trustee (Incorporated by reference to the Registrant's Registration Statement on Form S-1
              (Registration No.
              33-71736), Exhibit No. 4.1)

4.3 Form of Indenture between the Registrant and Bank of America Illinois as trustee (the "Senior Trustee") (Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 28, 1994, Exhibit 2)

4.4 Form of Supplemental Indenture between the Registrant and the Senior Trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 28, 1994, Exhibit 3).

4.5 Indenture dated as of February 28, 1996 between the Registrant and First Trust of Illinois, National Association, as trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.01)

4.6 Supplemental Indenture No. 1 dated as of February 28, 1996 between the Registrant and First Trust of Illinois, National Association, as trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 8, 1996,
              Exhibit 4.02)

4.7 Form of Senior Indenture entered into by the Registrant and The Bank of Nova Scotia Trust Company of New York, as Trustee. (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-03276), Exhibit 4.2)

4.8 Form of Subordinated Indenture entered into by the Registrant and the Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration No. 333-03276), Exhibit 4.3)

10.1 364-Day Competitive Advance and Revolving Credit Agreement dated as of October 2, 1996 among HFS Incorporated and The Lenders Referred to Therein and The Chase Manhattan Bank as Administrative Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated October 15, 1996, Exhibit 10.1)

10.2 Five Year Competitive Advance and Revolving Credit Agreement dated as of October 2, 1996 among HFS Incorporated and The Lenders Referred to Therein and The Chase Manhattan Bank as Administrative Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated October 15, 1996, Exhibit 10.2)

10.3 License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between Franchise System Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.2)

10.4 Restructuring Agreement dated as of July 15, 1991 by and among New World Development Co., Ltd., Ramada International Hotels & Resorts, Inc. Ramada Inc., Franchise System Holdings, Inc., the Registrant and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.3)


--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

10.5 License Agreement dated as of November 1, 1991 between Franchise Systems Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.4)

10.6 Amendment to License Agreement, Restructuring Agreement and Certain Other Restructuring Documents dated as of November 1, 1991 by and among New World Development Co., Ltd., Ramada International Hotels & Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Registrant and Ramada Franchise Systems, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.5)

10.7 The Registrant's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.6)

10.8 Form of Amended and Restated Employment Agreement dated as of June 30, 1996 between the Registrant and Henry R. Silverman. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.1)

10.8(a)* Amendment dated January 27, 1997 to Amended and Restated Employment Agreement dated as of June 30, 1996 between the Registrant and Henry R. Silverman.

10.9 Employment Agreement dated as of January 31, 1992 between the Registrant and John D. Snodgrass, as amended as of January 31, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422),
              Exhibit 10.23)

10.9(a) Amendment to Employment Agreement dated as of October 30, 1996 between the Registrant and John D. Snodgrass. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 10.1)


--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

10.10 Employment Agreement dated October 14, 1996 between the Registrant and Michael P. Monaco. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, Exhibit 10.2)

10.11 Employment Agreement dated as of January 15, 1992 between the Registrant and James E. Buckman. (Incorporated by reference to the Registrant's Registration Statement on Form S-1
              (Registration No. 33-51422), Exhibit 10.24)

10.11(a)      Amendment to Employment Agreement between Registrant and James
              E. Buckman dated as of October 1, 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31, 1994, Exhibit No. 10.12(a))

10.12 Employment Agreement dated as of October 1, 1991 between the Registrant and Stephen P. Holmes. (Incorporated by reference to the Registrant's Registration Statement on Form S-1
              (Registration No. 33-51422 Exhibit 10.25)

10.12(a)      Amendment to Employment Agreement between Registrant and Stephen
              P. Holmes dated as of October 1, 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31, 1994, Exhibit NO. 10.13(a))

10.13 Employment Agreement dated as of January 31, 1992 between the Registrant and Richard A. Smith. (Incorporated by reference to the Registrant's Registration Statement on Form S-1
              (Registration No. 33-51422), Exhibit 10.27)

10.13(a)      Amendment to employment Agreement between Registrant and Richard
              A. Smith dated as of October 1, 1994. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 31, 1994, Exhibit No. 10.14(a))

10.14 Letter Agreement between the Registrant and John Osborne regarding employment. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-70706), Exhibit No. 10.28)

10.15 U.S. Bankruptcy Court for the District of Delaware Order Incorporating Additional Terms Relating to the Relationship of Purchaser to Franchisees, dated December 20, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit 10.31)

10.16 Conversion Agreement between Chartwell Hotels Associates and HFS Brands, Inc., dated as of November 17, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration NO. 33-51422 Exhibit 10.33)

10.17 Conversion Agreement, dated as of may 9, 1993, between Chartwell Hotels II Associated and HFS Brands, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63398) Exhibit No. 10.35)


--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

10.18 Letter Agreement among the Registrant, Bryanston Group, Inc. and National Gaming Corp. dated August 18, 1995. (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 33-96034), Exhibit 10.1)

10.19 Second Amendment of Casino Financing Agreement dated as of August 11, 1994 between the Registrant and Rainbow Casino Corporation. (Incorporated by reference tot he Registrant's Annual Report of Form 10-K filed March 31, 1994, Exhibit No. 10.30(b))

10.20 Marketing Services Agreement dated as of march 15, 1994 between Rainbow Casino Corporation and HFS Gaming Corp. (Incorporated by reference to the Registrant's Form 10-K filed March 31, 1994, Exhibit No. 10.32)

10.21 The Registrant's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-83956), Exhibit 4.1)

10.21(a) First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995. (Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33094756), Exhibit 4.1)

10.21(b) Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.21(b))

10.21(c) Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.21(c))

10.21(d) Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996. (Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333- 06733), Exhibit 4.5)

10.21(e)*     Fifth Amendment to the Amended and Restated 1993 Stock Option
              Plan dated July 24, 1996.

10.21(f)*     Sixth Amendment to the Amended and Restated 1993 Stock Option
              Plan dated September 24, 1996.

10.22 Marketing Services Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Boomtown, Inc. (Incorporated by reference to the Registrant's Form 10-Q filed May 16, 1994,
              Exhibit 10.2)

10.23 Guarantee Letter, dated January 17, 1995, by and among Hospitality Franchise Systems, Inc., National Gaming Corp. and Boomtown, Inc. (Incorporated by reference to the Registrant's Form 8-K filed February 1, 1995, Exhibit 10.1)

10.24 Interim Financing Agreement dated as of November 22, 1994 between the Registrant and National Gaming Corp. (Incorporated by reference to Exhibit Number 10.1 to the National Gaming Corp. Current Report on Form 8-K dated December 2, 1994)

--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

10.25 Form of Amended and Restated Corporate Services Agreement dated as of January 24, 1996 between the Registrant and National Lodging Corp. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.3)reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, Exhibit 10.30)

10.26 Form of Second Amended and Restated Financing Agreement dated as of July 24, 1996 between the Registrant and National Lodging Corp. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Exhibit 10.2)

10.27* HFS Guaranty dated as of August 28, 1996 by the Registrant to The Chase Manhattan Bank, as Administrative Agent (as defined in such agreement) for the benefit of National Lodging Corp.

10.28 Tax Sharing and Indemnification Agreement dated as of November 22, 1994 between the Registrant and National Gaming Corp. (Incorporated by reference to Exhibit Number 10.6 to the National Gaming Corp. Current Report on Form 8-K dated December 2, 1994)

10.29* Second Amended and Restated Agreement of Limited Partnership of Hotel Franchising Limited Partnership dated as of November 20, 1996.

10.30 Support Agreement between the Registrant, General Franchise Systems, Inc. and Hotel Franchising Limited Partnership dated as of March 31, 1995 (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.2)

10.31 Loan and Security Agreement dated as of March 31, 1995 between the Registrant and Franchise Investors L.L.C. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.3)

10.32 Guaranty Agreement dated as of March 31, 1995 between the Registrant and Franchise Investors L.L.C. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.4)

10.33 Asset Purchase Agreement dated April 21, 1995 among Knights Lodging, Inc. and Economy Lodging Systems, Inc., as Sellers, and KI Acquisition Corp., as Buyer (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, Exhibit 10.5)

10.34 Agreement dated as of March 31, 1995 between the Registrant and Motels of America, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 4, 1995,
              Exhibit 10.1)

10.35 Amended and Restated Warrant Agreement dated as of August 11, 1993, as amended and restated as of May 15, 1995 between the Registrant and Chemical Mellon Shareholder Services
              (Incorporated by
--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------
              reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.1)

10.36 Indemnification Agreement dated as of July 12, 1995 among the Registrant, Metropolitan Life Insurance Company and Metropolitan Tower Corp. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.2)

10.37 Subscription and Stockholders Agreement dated as of August 1, 1995 among C21 Holding Corp., the Registrant, Robert W. Pittman, Mark S. Mitzner and Mayo S. Stuntz, Jr. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.3)

10.38 Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the Registrant and Robert W. Pittman (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995,
              Exhibit 10.4)

10.39 Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the Registrant and Mark S. Mitzner (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995,
              Exhibit 10.5)

10.40 Employment Agreement dated as of August 1, 1995 among Century 21 Real Estate Corporation, the Registrant and Mayo S. Stuntz, Jr. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995,
              Exhibit 10.6)

10.41 Services Agreement dated as of July 12, 1995 between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, Exhibit 10.7)

10.42 Assignment Agreement dated as of August 1, 1995 between the Registrant and C21 Holding Corp. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 16, 1995, Exhibit 10.1)

10.43 Credit Agreement dated as of October 17, 1995 between AMRE, Inc., as borrower, and the Registrant, as lender (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, Exhibit 10.1)

10.44 License Agreement among TM Acquisition Corp., Century 21 Real Estate Corporation and American Remodelling, Inc. dated October 17, 1995 (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, Exhibit 10.2)

10.45 Master License Agreement dated October 17, 1995 between Century 21 Real Estate Corporation and TM Acquisition Corp.
              (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995,
              Exhibit 10.3)


--------------
* Filed herewith

Exhibit
No.           Description
-------       ------------

10.46 Purchasing Services Agreement dated as of November 30, 1995 between the Registrant and Compleat Resources Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 1995, Exhibit 10.1)

10.46(a) First Amendment to Purchasing Services Agreement dated January 31, 1997 between the Registrant and Compleat Resources Group, Inc.

10.47 Stock Purchase Agreement dated as of November 30, 1995 between the Registrant and Insignia Financial Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 1995, Exhibit 10.2)

10.48 Registration Rights Agreement dated as of November 30, 1995 between the Registrant and Insignia Financial Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 11, 1995, Exhibit 10.3)

10.49* Credit Agreement dated as of November 20, 1996 among Wingate Financial LLC, the Lenders named therein and The Chase Manhattan Bank, as administrative agent and collateral agent, Westdeutsche Landesbank Girozentrale, as collateral agent, The Bank of Nova Scotia, as documentation agent and Bankers Trust Company, as syndication agent.

10.50* Guaranty dated as of November 20, 1996 from the Registrant to The Chase Manhattan Bank, as agent for the Lenders named in the Credit Agreement dated as of November 20, 1996.

11*           Statement re: Historical Computation of Per Share Earnings

11.1*         Statement re: Pro Forma Computation of Per Share Earnings

12*           Statement re: Computation of Ratio of Earnings to Fixed Charges

21*           Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP relating to the financial statements of HFS Incorporated.

23.2* Consent of Deloitte & Touch LLP relating to the financial statements of Rental Car Operations of Avis, Inc.

23.3* Consent of Price Waterhouse LLP relating to the financial statements of Avis, Inc.


--------------
* Filed herewith