Form 10-K/A
period 1996-12-31
HFS INC
filed 1997-04-01
CIK 891104

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

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

                                --------------

===============================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(3) EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------------------------------------------------------------

    27        Financial Data Schedule

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