Form 10-Q
period 1997-03-31
HFS INC
filed 1997-05-15
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                           Commission File No. 1-11402

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the Registrant's classes of common stock was 158,097,973 shares of Common Stock outstanding as of April 30, 1997.

                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                   March 31,      December 31,
ASSETS                                                               1997            1996
---------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents ....................................   $    58,563      $    55,762
Accounts and notes receivable - net ..........................       188,670          147,338
Relocation receivables .......................................       100,344          125,662
Other current assets .........................................        66,438           68,320
Deferred income taxes ........................................        74,279           72,200
                                                                 -----------     ------------
     Total current assets ....................................       488,294          469,282
Property and equipment, net ..................................       240,303          236,383
Franchise agreements, net ....................................       956,012          995,947
Excess of cost over fair value of net assets acquired, net ..      1,773,527        1,736,130
Other intangibles - net ......................................       596,622          604,535
Investment in car rental operations of Avis, Inc. ...........         78,019           76,540
Other assets .................................................       191,408          170,104
                                                                 -----------     ------------
     TOTAL ASSETS ............................................   $ 4,324,185      $ 4,288,921
                                                                 ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other ..................................    $   279,338      $   322,577
Deferred income .............................................        156,250          160,619
Income taxes payable ........................................         31,155           17,460
Short-term debt .............................................        150,000          150,000
Due to car rental operations of Avis, Inc. - net .............        45,615           61,807
Current portion of long-term debt ..........................           3,199            2,995
                                                                 -----------     ------------
     Total current liabilities .............................         665,557          715,458

Long-term debt .............................................         978,749          748,421
Deferred income and other non-current liabilities ..........         238,117          266,441
Deferred income taxes ......................................          78,928           82,100
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ..............................................            1,307            1,299
Additional paid-in capital ................................        2,241,477        2,236,444
Retained earnings .........................................          312,128          253,188
Net unrealized gain on investment .........................               --            4,366
Currency translation adjustment ...........................           (1,608)             356
Treasury stock, at cost (2,946,400 and 322,500 shares) ...          (190,470)         (19,152)
                                                                  -----------     ------------
     Total stockholders' equity ..........................         2,362,834        2,476,501
                                                                  -----------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........      $ 4,324,185      $ 4,288,921
                                                                  ===========     ============

-See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)






                                                    Three Months Ended
                                                          March 31,
                                                      1997       1996
                                                    --------   --------


REVENUE .........................................   $347,962   $124,545


EXPENSES:
    Selling, general and administrative ........     197,223     68,744
    Depreciation and amortization ...............     36,451     10,186
    Interest ....................................     14,389      6,791
                                                    --------   --------

       Total expenses ...........................    248,063     85,721
                                                    --------   --------

Income before income taxes ......................     99,899     38,824
Provision for income taxes ......................     40,959     16,006
                                                    --------   --------

Net income ......................................   $ 58,940   $ 22,818
                                                    ========   ========

SHARE INFORMATION (fully diluted):

Net income per share ............................   $    .41   $    .20
                                                    ========   ========

Weighted average common and common
    equivalent shares outstanding ...............    147,215    121,088
                                                    ========   ========







-See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                                                  Net
                                                     Additional                 Unrealized   Currency
                                 Common Stock          Paid In      Retained     Gain on     Translation   Treasury
                               Shares     Amount       Capital      Earnings    Investment   Adjustment     Stock        Total
                               -------  ---------   -----------    ---------    ----------   -----------  ----------  ----------

Balance, January 1, 1997       129,889  $   1,299   $2,236,444     $ 253,188     $ 4,366      $  356      $ (19,152)  $2,476,501

Exercise of stock options          709          8        7,976            --          --          --             --        7,984


Tax benefit from exercise
    of stock options                --         --       14,624            --          --          --             --       14,624

Post-closing payment made
    in connection with
    shares issued to acquire
    Avis, Inc.                      --         --      (17,576)           --          --          --             --      (17,576)

Conversion of 4-1/2% Notes          --         --            9            --          --          --             --            9

Purchase of common stock            --         --           --            --          --          --       (171,318)    (171,318)

Currency translation
    adjustment                      --         --           --            --          --      (1,964)            --       (1,964)

Change in unrealized gain
    on investment                   --         --           --            --      (4,366)         --             --       (4,366)

Net income                          --         --           --        58,940          --          --             --       58,940
                             ---------  ---------   -----------    ---------     --------     -------     ----------  -----------

Balance, March 31, 1997        130,598  $   1,307   $2,241,477     $ 312,128     $    --     $(1,608)     $(190,470)  $2,362,834
                             =========  =========   ==========     =========     ========    ========     ==========  ==========



-See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                                                                   Three Months Ended
                                                                         March 31,
                                                                    1997         1996
                                                                 ---------    ---------

Operating Activities:

     Net cash provided by operating activities ...............   $  61,896    $  12,082
                                                                 ---------    ---------


Investing Activities:
     Property and equipment additions ... ....................     (13,864)      (7,075)
     Proceeds from sale of assets ............................      21,750           --
     Due to car rental operations of Avis Inc. ...............     (16,192)          --
     Loans and investments ...................................     (24,803)     (10,000)
     Net assets acquired, exclusive of cash acquired .........     (70,317)     (99,959)
                                                                  ---------    ---------

              Net cash used in investing activities ..........    (103,426)    (117,034)
                                                                  ---------    ---------


Financing Activities:
     Redemption of Series A Preferred Stock ....................        --      (80,000)
     Principal payments - long-term debt ............... .....     (27,147)        (545)
     Issuance of common stock ................................       7,984        2,217
     Purchases of treasury stock .............................    (171,318)          --
     Proceeds from borrowings, net ...........................     236,399      248,603
                                                                 ---------     ---------

              Net cash provided by financing activities .....       45,918      170,275
                                                                 ---------     ---------

Effect of changes in exchange rates on cash and cash equivalents    (1,587)          --
                                                                  ---------    ---------

Net increase in cash and cash equivalents ....................       2,801        65,323
Cash and cash equivalents, beginning of period ...............      55,762        16,109
                                                                 ---------     ---------

Cash and cash equivalents, end of period .....................   $  58,563     $  81,432
                                                                 =========     =========






-See notes to consolidated financial statements-

                        HFS Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1997 and 1996



1.   Basis of Presentation

         The consolidated balance sheet of HFS Incorporated and subsidiaries (the "Company") as of March 31, 1997, the consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 and the consolidated statement of stockholders' equity for the three months ended March 31, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. The Company is a global provider of fee-based consumer services primarily to the travel and real estate industries. The Company therefore experiences seasonal revenue patterns similar to those of the travel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements include the accounts and transactions of all wholly-owned and majority owned subsidiaries, except for the Company's ownership of the car rental operations of Avis, Inc. ("ARAC"), which is accounted for under the equity method. ARAC is not consolidated because of the Company's plan to undertake an initial public offering of ARAC ("IPO"), which will dilute its interest in ARAC to 25%. If the IPO is not consummated within one year of the Company's acquisition of Avis, Inc., the Company will consolidate ARAC. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

         The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The December 31, 1996 consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes thereto, incorporated by reference in the 1996 Annual Report on Form 10-K.

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform with classifications used in 1997.


2.   HFS - PHH Merger

         Upon receiving approval from the stockholders of PHH Corporation ("PHH") and the Company on April 30, 1997, the Company acquired PHH by merger (the "Merger") for approximately $1.8 billion or approximately 30.3 million shares of Company common stock, which represented 19.2% of the total outstanding shares of the Company as of April 30, 1997. Pursuant to the merger agreement, PHH stockholders received .825 shares of Company common stock for each share of PHH common stock. The Merger will be accounted for as a pooling of interests.

         The following information reflects unaudited pro forma combined condensed financial statements which give effect to the Merger accounted for as a pooling of interests. These financial statements include certain pro forma adjustments to conform the companies' methods of accounting and certain reclassifications to conform to the presentation to be used by the Company, post merger.

     Pro Forma Combined Condensed Balance Sheet                  (In thousands)
     At March 31,                                                      1997
                                                                 --------------
     Assets
      Current assets .........................................   $ 1,708,296
      Intangible assets ......................................     3,350,368
      Assets under fleet management and mortgage programs ....     4,944,771
      Other assets ...........................................       749,902
                                                                 -----------

         Total assets ......................................     $10,753,337
                                                                 ===========

     Liabilities and Stockholders' Equity
      Current liabilities ....................................   $ 1,373,788
      Long-term debt .........................................     1,505,576
      Liabilities under fleet management and mortgage programs     4,647,688
      Other non-current liabilities ..........................       384,853
      Stockholders' equity ...................................     2,841,432
                                                                 -----------

         Total liabilities and stockholders' equity ........     $10,753,337
                                                                 ===========


         The Pro Forma Combined Condensed Balance Sheet includes a one-time pre-tax restructuring charge of approximately $287 million for severance, facility consolidation and other transaction related costs to be incurred in connection with the Merger. Such charge will be recorded in the second quarter of 1997 upon consummation of the Merger. The Pro Forma Combined Condensed Balance Sheet at March 31, 1997 reflects the after-tax restructuring charge of $217 million as a reduction of retained earnings. Accrued merger-related costs have been reflected primarily as an increase to current liabilities.

     Pro Forma Combined Condensed Statements of Income
                                    (In thousands, except per share amounts)
     Three Months Ended March 31,         1997                 1996
                                       -----------   -----------------------
                                       Pro Forma     Pro Forma      Combined
                                       Combined(1)   Combined(2)   Historical(3)
                                       -----------   -----------   -------------
Net revenue ..........................   $526,597     $458,011      $280,121
Total expenses .......................    372,008      352,235       206,297
                                         --------     --------      --------
Income before income taxes .....  ....    154,589      105,776        73,824
Provision for income taxes ...........     63,485       42,733        30,570
                                         --------     --------      --------
Net income ...........................   $ 91,104     $ 63,043      $ 43,254
                                         ========     ========      ========

Per Share Information (fully diluted):
    Net income per share(4)              $   0.52     $   0.36      $   0.29

Weighted average common and common
    equivalent shares outstanding         181,713      177,439       151,387

------------
(1) Reflects the combined historical results of operations of the Company and PHH. Such financial results are comparative to the Pro Forma Combined Results of Operations for the three months ended March 31, 1996.

(2) Reflects the results of operations of the Company on a pro forma basis for all material transactions prior to the PHH Merger ("Pro Forma HFS") combined with the historical results of operations of PHH. Pro forma HFS includes the following acquisitions and related financing of such acquisitions as if they had occurred on January 1, 1996: (i) Travelodge franchise system; (ii) Electronic Realty Associates franchise system; (iii) the six CENTURY 21 non-owned regions;
(iv) Coldwell Banker Corporation; (v) Avis, Inc.
and (vi) Resort Condominiums International, Inc.
(3)  Reflects the combined historical results of operations of the Company and
PHH.
(4) The $240 million 4-3/4% Notes issued in February 1996 ("4-3/4% Notes") are dilutive in all calculations of combined historical and pro forma combined net income per share for the periods presented and accordingly are included in such computations of net income per share.
------------


3.   Income Taxes

         The effective income tax rate is based on estimated annual taxable income and other factors.


4.   Stockholders' Equity

         In January 1997, in connection with the Company's  acquisition of Avis,
     Inc.,  the  Company  made  a  $17.6  million   payment  to  General  Motors
     Corporation representing a contingent payment determined by the price of the Company's common stock that was issued as consideration for such acquisition.
     Such payment is reflected as a reduction of stockholders' equity.


5.   Earnings per Share

         Earnings per share for the three months ended March 31, 1997 and 1996 are based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. The 4-3/4% Notes are antidilutive for the three months ended March 31, 1997 and 1996 and, accordingly, are not included in the computations of net income per share.


6.   Subsequent Event

         In April 1997, the Company terminated a previously announced agreement in principle to acquire Value Rent-A-Car from Mitsubishi Motor Sales of America.


                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

     HFS Incorporated (together with its subsidiaries, the "Company") is a leading global provider of consumer services. Although the Company provides fee-based services that primarily fall within the Travel and Real Estate industries, the Company generally neither owns the assets nor shares the risks associated with the underlying businesses of its customers. In the travel industry, the Company is the world's largest franchisor of lodging facilities ("Lodging") and the leading provider of vacation timeshare exchange services ("Timeshare"). The Company also licenses the Avis trademark and provides franchise services to the car rental operating subsidiary of Avis, Inc. ("ARAC"), the second largest car rental system worldwide ("Car Rental"). The Company intends to undertake an initial public offering of the Avis car rental operations in September 1997 that is expected to dilute the Company's interest in ARAC to 25%. In the real estate industry, the Company is the world's largest franchisor of real estate brokerage offices ("Real Estate Franchise") and world's largest provider of corporate relocation services ("Relocation") following its merger with PHH Corporation ("PHH").

     The Company acquired PHH by merger on April 30, 1997 for approximately $1.8 billion by issuing approximately 30.3 million shares of Company common stock for all of the outstanding common stock of PHH. The transaction will be accounted for as a pooling of interests. PHH's business lines, which complement the Company's travel and real estate industry segments, include the world's largest corporate relocation business and the twelfth largest mortgage service business in the United States. PHH also provides international fleet management services.

     All comparisons in the following discussion are to the same period of the previous year, unless otherwise stated.


HISTORICAL RESULTS OF OPERATIONS

     Consolidated net income increased 158% ($36.1 million) to $58.9 million in 1997 while earnings per share ("EPS") increased 105% ($.21) to $.41. Operating income (revenue less expenses excluding interest and income taxes) increased 151% ($68.7 million) to $114.3 million. Pro forma operating income, including PHH increased 44% for the same period. (See pro forma results of operations below)

     Consolidated revenue increased 179% ($223.4 million) to $348.0 million. Pro forma net revenue increased 15% for the same period.

     Interest expense increased 112% ($7.6 million) primarily resulting from borrowings under revolving credit arrangements which financed the RCI acquisition and 1997 treasury stock purchases, while the weighted average effective interest rate increased from 5.51% to 5.77% as a result of a greater percentage of total debt comprised of borrowings under the revolving credit facilities partially offset by fixed rate securities with lower interest rates.

     The Company collects certain service fees from lodging and real estate franchisees, which it disburses completely for marketing and reservation activities on behalf of franchisees. Since the Company administers such funds on a pass through basis, management analyzes business results from the Lodging and Real Estate franchise segments in terms of revenue net of marketing and reservation expenses ("net revenue") and operating expenses. Net revenue consists of gross revenue of $348.0 million and $124.5 million for 1997 and 1996, respectively, less $38.0 million and $33.6 million of marketing and reservation revenue, for the same respective periods. Operating expenses include depreciation and amortization but excludes interest expense and income taxes. Results for the Company's segments are as follows:

                                                         Variance
     Operating income ($000's)             1997       1996    97 v 96
     -------------------------          --------   --------   --------

        Net revenue .........           $309,942   $ 90,952      241%
        Operating expenses ..            195,654     45,337      332%
                                        --------   --------
        Operating income ...            $114,288   $ 45,615      151%
                                        ========   ========


TRAVEL INDUSTRY

Lodging

     The Company operates eight nationally recognized brands with approximately 5,500 Lodging properties under franchise contracts of up to 20 years in duration. The Company provides central reservation system services and national marketing programs, which are completely funded by its franchisees based on a designated portion of the franchise fees. The Company charges royalty fees based on a percentage of franchisee gross room sales to fund all expenses not covered by marketing and reservation fees, such as quality assurance inspections and franchise sales and service functions. Accordingly, the significant revenue drivers of the Company are the number of royalty-paying franchise units and the average royalty rate which they pay. Relevant but less significant are the
average  daily  rates  and  occupancy   percentage  of  the  underlying  lodging
properties.

     Operating income ($000's)      1997      1996     Variance
     -------------------------    -------   -------    --------

       Net revenue .........      $54,042   $49,285        10%
       Operating expenses ..       18,042    21,886       (18%)
                                  -------   -------
       Operating income ....      $36,000   $27,399        31%
                                  =======   =======

     Operating income increased 31% as a result of a 10% increase in net revenue and an 18% reduction in operating expenses. The net revenue increase resulted from a 7% increase in royalty fees and an 83% increase in revenue from preferred alliances seeking access to the Company's franchisees and their underlying consumer base. Total royalty paying rooms grew 7% from the same period in 1996 and total system revenue per available room ("REVPAR") increased 2% primarily due to a 3% increase in the average daily rates charged at franchised lodging facilities ("ADR"). The 18% ($3.8 million) decrease in operating expenses resulted from the absorption of corporate overhead expenses by the Company's other operating segments substantially all of which were acquired in 1996.

Car Rental

     The Company acquired Avis, Inc. on October 17, 1996 for $806.5 million in cash and Company common stock. Prior to the acquisition date, the Company announced its plan to undertake an initial public offering ("IPO") of ARAC within one year of the acquisition date and dilute its interest in ARAC to approximately 25%. The Company will retain assets that are consistent with the Company's service provider business profile, including the trademark, franchise agreements, reservation system and information technology system assets. The Company currently receives fees based on franchise agreements from third party licensees that are typical of a traditional franchise relationship. The
Company's equity in the earnings of ARAC after royalty, reservation and information technology fees is recorded in the Company's other segment as net revenue.

     Operating income ($000's)

         Net revenue                                      $    58,834
         Operating expenses                                    38,624
                                                          -----------
         Operating income                                 $    20,210
                                                          ===========

     Total net revenue increased $10.1 million (20%) to $58.8 million compared to pro forma 1996 net revenue. The increase resulted from a $2.0 million (11%) increase in royalty fees (including a $1.2 million increase in fees from ARAC) and a $6.1 million (34%) increase in information technology fees earned primarily from customers other than ARAC. Operating expenses increased $5.7 million (17%) compared to 1996 pro forma operating expenses. Operating expenses consisted primarily of $11.0 million and $15.2 million of reservation and information technology expenses as well as $9.3 million of depreciation and amortization expenses associated with the Avis trademark and goodwill.

Timeshare

     The Company acquired Resort Condominiums International, Inc. ("RCI") on November 12, 1996 for $487 million plus up to $200 million of contingent consideration. RCI sells subscription memberships to owners of vacation timeshare resorts which allows the members to exchange their timeshare accommodations for timeshare accommodations owned by other members at participating affiliated resorts worldwide. In addition to membership fees, RCI earns fees for exchanges processed by its call center. The key timeshare revenue drivers include the number of fee paying members and exchanges as well as each corresponding average fee.
The operating income summary for the first quarter of 1997 is as follows:

     Operating income ($000's)

         Net revenue                                      $   100,925
         Operating expenses                                    80,199
                                                          -----------
         Operating income                                 $    20,726
                                                          ===========

Net revenue primarily consists of $30.8 million of membership fees and $49.9 million of exchange fees. Assuming Company ownership of timeshare operations since January 1, 1996, pro forma first quarter membership and exchange fee revenue increased 27% and 4%, respectively. Total members and exchanges increased 8% to 2.0 million and 3% to 475,000 compared to 1996, respectively. Operating expenses consist primarily of $39.8 million and $5.6 million of staff and communication costs, respectively, associated with member service (call centers) and other timeshare functions.


REAL ESTATE INDUSTRY

Real Estate Franchise

     The Company licenses brand names to independently owned brokerage offices associated with three of the four largest real estate brokerage franchise systems in the world. The Company acquired the CENTURY 21 franchise system in August 1995, the ERA franchise system in February 1996 and Coldwell Banker franchise system in May 1996. Such systems are the world's largest, fourth largest and third largest real estate brokerage franchise systems, respectively. The most significant revenue driver for the real estate franchise business is the number of home sales which generate a commission to sales associates affiliated with franchised brokerage offices ("sides"). Royalties, generally based on a percentage of franchisee commission revenue, fund the franchise sales, service and training efforts. Marketing fee collections fund national advertising expenditures and other marketing activities.

     Operating income ($000's)      1997              1996             Variance
     -------------------------    ----------       -----------       ----------

         Net revenue              $   53,178       $    24,904              114%
         Operating expenses           33,482            19,139               75%
                                 -----------       -----------
         Operating income         $   19,696       $     5,765              242%
                                 ===========       ===========


     Operating income increased 242% as a result of a $28.3 million (114%) increase in net revenue and only a $14.3 million (75%) increase in operating expenses. The royalty portion of revenue increased $28.5 million (144%) to $48.3 million primarily attributable to acquired Coldwell Banker franchise system operations. Pro forma royalty revenue, which gives effect to the acquisitions of Coldwell Banker and ERA as if these acquisitions were consummated on January 1, 1996, increased $2.3 million (5%) on the strength of a 2% increase in sales transactions and a 4% increase in the average price of homes sold. The percentage increase in sales transactions outperformed comparative industry results for the first quarter of 1997. Operating expenses increased as a result of incremental expenses associated with acquired franchise systems.

Relocation

     Relocation segment services primarily consist of the purchase, management and resale of homes and fee based home related services for transferred employees of corporate clients and members of affinity group clients. Although the Company acquires the home of client employees, the client corporation reimburses the Company for carrying costs until the home is sold and for home sale losses. Accordingly, the Company earns a fee for services with no real estate risk. Operating expenses primarily consist of sales and service staffing and related costs. Operating results for 1997 include contributions from Coldwell Banker Relocation Services, Inc. ("CBRS") acquired on May 31, 1996 and from Worldwide Relocation Management, Inc.
("WRM")  for both periods as summarized below:

     Operating income ($000's)      1997              1996             Variance
     -------------------------   -----------       -----------       ----------

         Net revenue             $    24,466       $     4,269              473%
         Operating expenses           20,238             2,693              652%
                                 -----------       -----------
         Operating income        $     4,228       $     1,576              168%
                                 ===========       ===========


     The $2.7 million (168%) increase in operating income is attributable to acquired CBRS operations. The operating margin decrease reflects increased service costs associated with a full service relocation company such as CBRS, the second largest relocation services company worldwide.

Other Segment

     Other segment business operations primarily consist of casino credit information and marketing services ("Casino Services"), the equity in earnings from the Company's investment in ARAC after charging ARAC franchise, reservation, and information technology fees and other operations or transactions which are not included in the Company's primary business segments. Operating expenses also include corporate overhead expenses which could not be allocated to other operating business segments. Operating income is summarized as follows:

     Operating income ($000's)      1997              1996             Variance
     -------------------------   -----------       -----------       ----------

         Net revenue             $    18,497       $    12,494               48%
         Operating expenses            5,069             1,619              213%
                                 -----------       -----------
         Operating income        $    13,428       $    10,875               23%
                                 ===========       ===========

     Operating income increased $2.6 million (23%) as a result of a $5.8 million gain on the sale of the Company's investment in Insignia Financial Group, Inc. and $3.5 million of equity in earnings of ARAC, which was acquired in October 1996. Such gains were offset by the absence of $4.1 million fees associated with the license of the CENTURY 21 trademark to Amre, Inc. which filed for bankruptcy protection in February 1997. The Company is currently negotiating with home improvement companies to license the CENTURY 21 trademark. Furthermore, the first quarter of 1996 included $2.7 million of advisory fees received in connection with an agreement with Chartwell Leisure Inc., which was terminated in December 1996.


COMBINED HISTORICAL RESULTS OF OPERATIONS

     The combined historical results of operations represent the combined income statements of the Company and PHH as if the merger occurred on January 1, 1996. Since the financial statements represent restated historical results, pro forma adjustments are inappropriate.

     Combined historical net income for the quarter ended March 31, 1997 increased $47.9 million (111%) to $91.1 million and EPS increased $.23 (79%) to $.52 for the same comparative period. The increase in net income resulted from $20.0 million of growth from acquisitions (operations of which are included in 1997 and no comparative operations in 1996 prior to acquisition by the Company) and $28.1 million from internally generated growth.


PRO FORMA RESULTS OF OPERATIONS

     Pro forma results of operations include the Company and PHH historical results of operations as well as the results of operations of certain businesses acquired by the Company during 1996 as if they were acquired as of January 1, 1996 including the acquisitions of: the Travelodge, ERA and Coldwell Banker franchise systems; the six CENTURY 21 non-owned regions; Avis, Inc. and RCI.

     The following is a summary of pro forma operating income by business segment for the three month periods ended March 31, 1997 and 1996 ($000's):

                                     1997       1996   Variance
                                 --------   --------   --------
Lodging ......................   $ 36,000   $ 28,537         26%
Real estate franchise ........     19,696     17,411         13%
Relocation ...................     13,962      9,006         55%
Car rental ...................     20,210     15,810         28%
Timeshare ....................     20,726     14,550         42%
Fleet management .............     32,165     26,199         23%
Mortgage services ............     12,792      2,429        427%
Other ........................     13,427      3,588        274%
                                 --------   --------
        Total operating income   $168,978   $117,530         44%
                                 ========   ========


     Pro forma net income increased $28.1 million (45%) to $91.1 million and pro forma EPS increased $.16 (44%) to $.52 for the same comparative period. As demonstrated in the table above, such increases were driven by a $51.4 million increase in operating income and double digit percentage increases in each of the Company's operating segments. The pro forma income statements do not reflect anticipated cost savings such as headcount reductions, facility terminations and consolidations and other economies resulting from the restructuring of combined Company and PHH operations. The Company expects the restructuring to result in annual pre-tax savings of approximately $100 million with the full benefit of cost reductions beginning in 1998. Business operations acquired by merger with PHH include corporate relocation, fleet (vehicle) management and mortgage services businesses.

     PHH and CBRS operate the world's first and second largest relocation businesses, respectively. The $5.0 million (55%) increase in operating income in the first quarter of 1997 resulted primarily from reductions in selling, general and administrative costs ("SG&A") in PHH's operations, which excludes future reductions that will result from actions included in the restructuring plan.

     Mortgage services primarily consists of the origination, sale and servicing of residential first mortgage loans. Operating income for the first quarter of 1997 increased $10.4 million (427%) to $12.8 million as a result of a $17.2 million (87%) increase in revenue net of only a $6.9 million (39%) increase in expenses. Revenue increases resulted primarily from an increase in the average origination fee.

     Fleet management services primarily include open-end operating leasing and a variety of services provided to corporate clients and government agencies to assist them in effectively managing their vehicles. Operating income for the first quarter of 1997 increased $6.0 million (23%) to $32.2 million primarily from an $8.6 million increase in revenue. The increase in operating income and revenue was primarily generated from a $7.0 million (18%) increase in fee based services while asset based services (lease revenue) increased $1.5 million (5%). The increase in operating income also included a non-recurring $9.6 million net pre-tax gain on the sale of certain credit card operations in 1997. However, such comparative increase was offset by $11.7 million of net revenue associated with NTS Inc., which was sold by PHH in January 1996.


LIQUIDITY AND CAPITAL RESOURCES

Acquisitions overview

     The Company continues to seek to expand and strengthen its leadership position in its travel and real estate industry segments with additional acquisitions. Following the April 30, 1997 merger with PHH, the Company believes it has achieved annual points of contact with over 100 million consumers involved in over $1 trillion of annual transactions in the travel and real estate industries. The Company seeks to cross-market its businesses to expand the revenue streams of each business and also seeks to tap into its valuable consumer data base. The Company may acquire rather than develop businesses which possess such systems or expertise.

     The Company's acquired businesses share similar characteristics, foremost of which is that each was immediately accretive to Company earnings. Revenue is substantially generated from service fees and not dependent on tangible assets or the need for capital expenditures other than technology investments which support and historically have been substantially funded by the Company's customers. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage that provides acquired revenue streams without corresponding increases in operating infrastructure expenses. The Company is currently positioned to cross market within its existing business segments and continues to pursue acquisitions and/or investments in service businesses that fit the profile described above.

Acquisitions

PHH - On April 30, 1997, the Company acquired PHH by merger for $1.8 billion of Company common stock (approximately 30.3 million shares) in exchange for all of the outstanding common stock of PHH. PHH operates the world's largest provider of corporate relocation services and also provides mortgage services and fleet management services. This transaction will be accounted for as a pooling of interests.

The Company will incur a one-time restructuring charge approximating $287 million before related tax benefits in the second quarter of 1997 in connection with the merger. The charge includes severance, facility consolidation and other transaction related costs associated with the restructuring of Company and PHH businesses. The restructuring charge will be paid with borrowings under the Company's revolving credit facility and cash flow from operations. The Company estimates the charge to result in annual pre-tax savings of approximately $100 million with the full benefit of cost reductions beginning in 1998.

Although PHH debt to equity ratio approximates 7 to 1, such debt corresponds directly with related net investments in leased vehicles and equity advances on homes. Accordingly, Standard and Poors Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") assigned investment grade ratings of A+ and A2, respectively, to PHH debt and A1 and P1, respectively, to PHH commercial paper. On a pro forma basis for the PHH transaction, total assets and stockholders' equity of the Company as of March 31, 1997 approximated $10.7 billion and $2.8 billion, respectively.

Value - On March 3, 1997, the Company announced that it reached an agreement in principle to acquire Value Rent-A-Car ("Value") for $175 million in cash. The Company determined not to pursue the acquisition of Value and terminated such agreement in April 1997.

Sheraton - On January 27, 1997, Hilton Hotels Corporation ("Hilton") announced that it had reached a preliminary understanding to license certain assets to the Company in connection with its pending tender offer for the outstanding common stock of ITT Corporation ("ITT"). Pursuant to the preliminary understanding, subject to Hilton's successful acquisition of ITT, the Company would license the Sheraton trademark, franchise system and management agreements worldwide under a long-term contract. The transaction is subject to Hilton's acquisition of ITT as well as negotiation of definitive agreements relating to the proposed license agreement. There can be no assurance that Hilton's attempt to acquire ITT will be successful or that the Company and Hilton will consummate its proposed transaction.


Equity Transactions

Treasury Purchases - On January 7, 1997, the Board of Directors authorized the purchase of 2.6 million shares of Company common stock to satisfy stock option exercises and conversions of convertible debt securities and to fund future acquisitions. The Company acquired approximately 2.6 million treasury shares in the first quarter of 1997 for $171.3 million. Such purchases were funded by operating cash flow and with proceeds received from borrowings under the Company's revolving credit facilities.


Financing

     The Company continues to believe that it has excellent liquidity following the PHH merger and has expanded its access to and sources of liquidity. Most significant, the Company has generated significant positive cash flow from operations in every quarter since its initial public offering in December 1992, including the first quarter of 1997. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic transactions. Indicative of the Company's creditworthiness, S&P and Duff & Phelps affirmed their A credit rating of the Company's publicly issued debt following the announcement of the PHH merger and Moody's upgraded the Company's debt rating to A3.

     Liquidity is available to the Company through revolving credit facilities which may provide up to $1 billion of unsecured borrowings at interest rates generally approximating LIBOR plus a margin of 22.5 basis points. At March 31, 1997, the Company had $430 million of outstanding borrowings under its revolving credit facilities.

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

     Long-term debt increased $230 million to $979 million at March 31, 1997, when compared to amounts outstanding at December 31, 1996 primarily as a result of $171.3 million of treasury share purchases and approximately $60.0 million of acquisition liability payments. Long-term debt primarily consists of $540 million of fixed rate publicly issued debt and $430 million of borrowings under the Company's revolving credit facilities.

     PHH will continue to operate mortgage services, fleet management and relocation businesses as a separate public reporting entity and support purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Although PHH's debt to equity ratio approximates 7 to 1, such debt corresponds directly with net investments in high quality related assets. Accordingly, following the announcement of the merger, S&P and Moody's affirmed investment grade ratings of A+ and A2, respectively, to PHH debt and A1 and P1, respectively, to PHH commercial paper.

     Although PHH debt is issued without recourse to the Company, the combined company will continue to maintain broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, PHH will continue to reduce outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 1997, PHH's aggregate outstanding borrowings approximated $3.5 billion of outstanding commercial paper, $1.2 billion in medium-term notes and $292 million in other debt securities.

     To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines maturing in 364 days and $1.25 billion maturing in five years. In addition, PHH has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at March 31, 1997 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term note funding.

     PHH  minimizes  its  exposure  to  interest  rate  and  liquidity  risk  by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

     The Company generated $61.9 million of cash flow from operations, representing a $49.8 million (412%) increase from the same period of 1996. The $49.8 million increase in cash flow from operations primarily resulted from a $36.1 million increase in net income which includes $26.3 million of incremental depreciation and amortization. The 61.9 million of cash flow from operations includes reductions of approximately $27.8 million of increases in accounts receivable due to the seasonal nature of international and marketing fund fee collections as well as approximately $16.0 million of real estate franchise fee rebates (royalty discounts) which are paid annually in March. Net cash used in investing activities decreased $13.6 million to $103.4 million, reflecting a $29.6 million decrease in acquisition related payments and $21.8 million of equity securities sale proceeds, offset by $16.2 million of payments made on behalf of ARAC in connection with the Avis acquisition and a $6.8 million increase in capital expenditures primarily associated with the completion of building improvements at Company headquarters, lodging reservation center telecommunication equipment and technology investments. Cash provided by financing activities decreased $124.4 million as a result of $171.3 million of 1997 treasury stock purchases offset by $80.0 million of preferred stock redeemed in 1996 in connection with the Century 21 acquisition. The Company's $77.3 million working capital deficiency, which arose from $128.1 million of deferred income acquired and $150.0 million of short-term debt assumed in the RCI and Avis acquisitions, respectively, decreased $68.9 million from December 31, 1996.

     The Company believes that based upon its analysis of its financial position, its cash flow during the past twelve months and the expected results of operations in the future, operating cash flow, available funding under the revolving credit facility and issuance of securities in the capital markets, if appropriate, will be adequate to fund operations, investments and acquisitions of other franchise related businesses.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which requires a change to the presentation of EPS to include the presentation of basic and diluted EPS in place of primary and fully diluted EPS, respectively. SFAS 128 is effective for interim periods and fiscal years ending after December 15, 1997. Earlier adoption of the pronouncement is not permitted. Management of the Company believes that there will not be a material difference in fully diluted earnings per share under the existing pronouncement when compared to the new diluted presentation.

     Assuming SFAS 128 was applicable for the first quarter 1997, the Company would have reported the following:

                                               Historical           Pro Forma
                                               ----------           ---------
     Pro Forma:
         Basic EPS                                $ .46                $  .57
         Diluted EPS                              $ .41                $  .52
     As Reported:
         Primary EPS                              $ .41                $  .52
         Fully Diluted EPS                        $ .41                $  .52




                                      *****

                                            PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
         No.    Description
         11     Statement re: computation of per share earnings
         27     Financial data schedule

(b)  Reports on Form 8-K

     On March 27, 1997, the Company filed six Current Reports on Form 8-K/A, amending the Current Reports on Form 8-K previously filed on the following dates with the Securities and Exchange Commission:

          Date                                      Description
------------------------------     ---------------------------------------------
     February 16, 1996             Pursuant to the proposed acquisitions of the
                                   six CENTURY 21 non-owned Regions ("CENTURY 21
                                   NORS"), which were consummated during the second quarter of 1996 and the acquisition of Electronic Realty Associates
                                   "ERA") on February 12, 1996 and for purposes of incorporating by reference into a certain Company registration statement, the
                                   Company filed:
                                   (i) audited financial statements of four of
                                       the six CENTURY 21 NORS for the
                                       respective fiscal years as prescribed by
                                       Article 210.3-05 of Regulation S-X ;
                                  (ii) unaudited interim period financial
                                       statements as required of four of the
                                       six CENTURY 21 NORS to be acquired as
                                       prescribed by Article 210.3-05 of
                                       Regulation S-X ;
                                 (iii) audited consolidated financial statements
                                       of ERA as of and for the years ended
                                       December 31, 1994 and 1993;
                                  (iv) unaudited consolidated interim financial
                                       statements of ERA as of September 30,
                                       1995 and for the nine months ended
                                       September 30, 1995 and 1994.

     April 5, 1996                 Pursuant to the proposed acquisitions of the
                                   CENTURY 21 NORS and the acquisition of ERA, for purposes of incorporating by reference into certain of the Company's registration statements, the Company filed:
                                   (i) updated audited full year and unaudited
                                       interim period finance statements as
                                       required for the financial statements of companies acquired or to be acquired as originally presented in the Form 8-K dated February 16, 1996;
                                  (ii) pro forma financial statements of the
                                       Company as of and for the year ended
                                       December 31, 1995.

     May 8, 1996                   Pursuant to the proposed acquisition by
                                   merger of Coldwell Banker Corporation
                                   which was consummated on May 31, 1996,
                                   and for the purposes of incorporating by reference into certain of the Company's registration statements, the Company filed:

          Date                                      Description
------------------------------     ---------------------------------------------
                                   (i) audited, consolidated financial
                                       statements   of   Coldwell    Banker
                                       Corporation and its  subsidiaries as
                                       of and for the years ended  December
                                       31, 1995 and 1994,  the three months
                                       ended December 31, 1993 and the nine
                                       months ended September 30, 1993; and
                                  (ii) pro forma financial  statements
                                       of the  Company  for the year  ended
                                       December 31, 1995.

     August 29, 1996
     (December 5, as amended)      Pursuant to the proposed acquisition of Avis,
                                   Inc., which was consummated on Octover 17, 1996, and for purposes of incorporated by reference into certain of the Company's registration statements the Company filed:
                                   (i) audited consolidated financial statements
                                       of Avis, Inc. and its subsidiaries as of February 29, 1996 and February 28, 1995;
                                  (ii) unaudited consolidated financial
                                       statements of Avis, Inc. and its
                                       subsidiaries at May 31, 1996 and for the three months ended May 31, 1996 and 1995;
                                 (iii) pro forma financial statements of the
                                       Company as of and for the six months
                                       ended June 30, 1996 and for the year
                                       ended December 31, 1995.

     October 15, 1996              The Company reported the October 2, 1996
                                   execution of credit agreements for $1.6
                                   billion in revolving credit financing and reported the execution of a definitive agreement to acquire Resort Condominiums
                                   International Inc. ("RCI") and filed
                                   summary pro forma financial information of the Company for the proposed acquisition of RCI as of and for the six months ended
                                   June 30, 1996 and for the year ended December
                                   31, 1995.  This Form 8-K was amended to
                                   include:
                                   (i) complete pro forma financial statements
                                       of the Company as of September 30, 1996
                                       and for the nine months ended September
                                       30, 1996 and 1995 and for the year ended
                                       December 31, 1995 for the acquisition
                                       of RCI; and
                                  (ii) audited combined financial statements of
                                       RCI and its subsidiaries and affiliates
                                       as of and for the year ended December
                                       31, 1995;
                                 (iii) unaudited interim combined financial
                                       statements of RCI and its subsidiaries
                                       and affiliates as of September 30, 1996
                                       and for the nine months ended
                                       September 30, 1996 and 1995.

     November 15, 1996
 (December 4, 1996 as amended)      Pursuant to the proposed merger with PHH
                                    Corporation ("PHH") which was consummated on April 30, 1997, the Company filed:
                                   (i) pro forma combining consolidated
                                       financial statements of the Company for
                                       the merger with PHH as of September 30,
                                       1996 and for each of the nine months
                                       ended September 30, 1996 and 1995 and for the year ended December 31, 1995; and
                                  (ii) combining historical consolidated
                                       financial statements of the Company
                                       for the Merger with PHH as of September
                                       30, 1996 and for each of the nine months ended September 30, 1996 and 1995 and each of the year ended December 31, 1995, 1994 and 1993.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HFS Incorporated



                                By:  /s/  Scott E. Forbes
                                Scott E. Forbes
                                Senior Vice President-Finance and
                                Chief Accounting Officer


May 15, 1997