Form 10-Q
period 1997-06-30
HFS INC
filed 1997-08-14
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                           Commission File No. 1-11402

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the Registrant's classes of common stock was 158,752,592 shares of Common Stock outstanding as of July 31, 1997.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



ASSETS                                                     June 30,    December 31,
                                                             1997          1996
                                                         -----------   -----------
CURRENT ASSETS
Cash and cash equivalents ............................   $    58,511   $    69,541
Restricted cash ......................................        23,742        89,849
Accounts and notes receivable,
     net of allowance for doubtful accounts ..........       840,941       687,907
Other current assets .................................       159,506       117,320
Deferred income taxes ................................        92,825        93,798
                                                         -----------   -----------

TOTAL CURRENT ASSETS .................................     1,175,525     1,058,415


Property and equipment - net .........................       331,844       328,528
Franchise agreements - net of accumulated amortization       948,753       995,947
Excess of cost over fair value of net assets acquired
      net of accumulated amortization ................     1,868,438     1,783,409
Other intangibles - net of accumulated amortization ..       588,710       604,535
Investment in Avis Rent A Car, Inc. ..................        87,086        76,540
Other assets .........................................       429,427       289,392
                                                         -----------   -----------

Total assets exclusive of assets under programs ......     5,429,783     5,136,766
                                                         -----------   -----------

Assets under management and mortgage programs:
     Net investment in leases and leased vehicles ....     3,643,601     3,418,666
     Relocation receivables ..........................       579,575       773,326
     Mortgage loans held for sale ....................       820,615     1,248,299
     Mortgage servicing rights and fees ..............       272,042       288,943
                                                         -----------   -----------
                                                           5,315,833     5,729,234
                                                         -----------   -----------

TOTAL ASSETS .........................................   $10,745,616   $10,866,000
                                                         ===========   ===========




See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



LIABILITIES AND SHAREHOLDERS' EQUITY                            June 30,      December 31,
                                                                  1997            1996
                                                             ------------    ------------

CURRENT LIABILITIES
Accounts payable and other accrued expenses ..............   $  1,112,557    $    855,770
Short-term debt ..........................................        150,000         150,000
Due to car rental operations of Avis Rent A Car, Inc., net         14,522          61,807
Current portion of long-term debt ........................          1,959           2,995
                                                             ------------    ------------

TOTAL CURRENT LIABILITIES ................................      1,279,038       1,070,572

Long-term debt ...........................................      1,173,967         748,421
Deferred revenue .........................................        250,525         397,034
Other liabilities ........................................        120,165         131,021
                                                             ------------    ------------

Total liabilities exclusive of liabilities under programs       2,823,695       2,347,048
                                                             ------------    ------------

Liabilities under management and mortgage programs:
     Debt ................................................      4,776,153       5,089,943
     Deferred income taxes ...............................        301,200         281,948
                                                             ------------    ------------
                                                                5,077,353       5,371,891
                                                             ------------    ------------

Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value
   - authorized 10,000,000 shares;
     none issued and outstanding .........................           --              --
Common stock, $.01 par value
   - authorized 600,000,000 shares;
     issued 161,393,645 and
     158,728,807 shares, respectively ....................          1,614           1,588
Additional paid-in capital ...............................      2,234,646       2,337,297
Retained earnings ........................................        808,982         830,970
Net unrealized gain on investment ........................           --             4,366
Currency translation adjustment ..........................        (10,204)         (8,008)
Treasury stock, at cost (3,087,400
   and 322,500 shares, respectively) .....................       (190,470)        (19,152)
                                                             ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ...............................      2,844,568       3,147,061
                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 10,745,616    $ 10,866,000
                                                             ============    ============






 See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                --------------------------   -----------   ------------
                                                    1997           1996          1997          1996
                                                -----------    -----------   -----------   ------------

REVENUES:
   Service fees, net ........................   $   443,428    $   243,230   $   830,346    $   423,022
   Fleet leasing (net of depreciation and
       interest costs of $298,200, $272,871,
       $584,275 and $555,994, respectively) .        65,786         62,822       146,581        133,770
   Other, net ...............................        70,406         39,265       122,670         66,252
                                                -----------    -----------   -----------    -----------

       Net revenues .........................       579,620        345,317     1,099,597        623,044
                                                -----------    -----------   -----------    -----------


EXPENSES:
   Operating ................................       219,173        155,286       435,062        295,383
   Marketing and reservation ................        69,683         38,716       130,481         65,950
   General and administrative ...............        25,206         24,379        57,112         39,189
   Merger and restructuring charge associated
     with business combination ..............       303,000           --         303,000           --
   Depreciation and amortization ............        43,418         20,846        86,534         36,982
   Interest, net ............................        17,070          5,141        30,747         10,766
                                                -----------    -----------   -----------    -----------

       Total expenses .......................       677,550        244,368     1,042,936        448,270
                                                -----------    -----------   -----------    -----------

Income (loss) before income taxes ...........       (97,930)       100,949        56,661        174,774
Provision for income taxes ..................         8,519         41,010        72,005         71,157
                                                -----------    -----------   -----------    -----------
Net income (loss) ...........................   $  (106,449)   $    59,939   $   (15,344)   $   103,617
                                                ===========    ===========   ===========    ===========

SHARE INFORMATION:

Net income (loss) per share
   Primary ..................................   $      (.67)   $       .38   $      (.10)   $       .69
                                                ===========    ===========   ===========    ===========

   Fully diluted ............................   $      (.67)   $       .38   $      (.10)   $       .68
                                                ===========    ===========   ===========    ===========

Weighted average common and common
   equivalent shares outstanding
       Primary ..............................       158,355        158,798       158,342        154,232
                                                ===========    ===========   ===========    ===========

       Fully diluted ........................       158,355        159,405       158,342        155,398
                                                ===========    ===========   ===========    ===========


 See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                        1997           1996
                                                                   ------------   ------------

Net cash provided by operating activities ......................   $ 1,083,599    $   368,129

Investing Activities:
   Property and equipment additions ............................       (32,520)       (25,717)
   Loans and investments .......................................       (16,325)       (10,000)
   Proceeds from sale of assets ................................        21,750         33,618
   Due to Avis Rent A Car, Inc. ................................       (47,285)          --
   Investment in leases and leased vehicles ....................    (1,179,905)      (936,225)
   Repayment of investment in leases and leased vehicles .......       437,239        339,680
   Proceeds from sales of mortgage servicing rights ............        29,134          7,113
   Net assets acquired, exclusive of cash acquired .............      (298,524)      (992,163)
   All other investing activities ..............................        18,449          1,481
                                                                   -----------    -----------

       Net cash used in investing activities ...................    (1,067,987)    (1,582,213)
                                                                   -----------    -----------

Financing Activities:
   Issuance of common stock, net ...............................        13,785      1,163,872
   Proceeds from borrowings ....................................     1,284,196      1,073,675
   Redemption of Series A Preferred Stock ......................          --          (80,000)
   Net change in borrowings with terms of less than 90 days ....       (54,948)        78,958
   Principal payments on borrowings ............................    (1,133,432)      (603,061)
   Purchases of treasury stock .................................      (171,318)          --
   Stock option plan transactions ..............................        22,014          7,074
   Payment of dividends ........................................        (6,644)       (11,758)
                                                                   -----------    -----------

       Net cash provided by (used in) financing activities .....       (46,347)     1,628,760
                                                                   -----------    -----------

Effect of changes in exchange rates on cash and cash equivalents        19,705         (3,003)

Net increase (decrease) in cash and cash equivalents ...........       (11,030)       411,673
Cash and cash equivalents, beginning of period .................        69,541         22,923
                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................   $    58,511    $   434,596
                                                                   ===========    ===========







 See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

         The consolidated balance sheet of HFS Incorporated and subsidiaries (the "Company") as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature recorded during the three and six months ended June 30, 1997 and 1996 except for a one-time charge of $303 million ($227 million after tax), recorded in the second quarter of 1997 representing transaction and restructuring costs incurred in connection with the merger of the Company with PHH Corporation ("PHH") (See Note 4) and a $7.0 million restructuring charge ($4.3 million after tax) recorded in June 1996, related primarily to the contribution of owned Coldwell Banker brokerage offices to an independent trust. The Company is a global provider of fee-based consumer services primarily to the travel and real estate industries. The Company therefore experiences seasonal revenue patterns similar to those of the travel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements include the accounts and transactions of all wholly-owned and majority owned subsidiaries, except for the Company's ownership of Avis Rent A Car, Inc. ("ARAC"), which is accounted for under the equity method (See Note 7). All material intercompany balances and transactions have been eliminated in consolidation. On April 30, 1997, the Company acquired PHH by merger, which has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been restated as if the Company and PHH had operated as one entity since inception (See Note 3). The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

         The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The December 31, 1996 consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in the Form 8-K filed on July 16, 1997.

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform with classifications used in 1997.


2.   Pending Merger with CUC International, Inc.

         On May 27, 1997, the Company entered into a definitive merger agreement (the "CUC Merger") with CUC International, Inc. ("CUC") pursuant to which each share of the Company's common stock shall be converted into the right to receive 2.4031 shares of CUC common stock. CUC is a leading technology-driven, membership-based consumer services company, providing its members with access to a variety of goods and services worldwide, including such services as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. CUC recorded total revenues and net income of $2.3 billion and $164.1 million, respectively, for the year ended January 31, 1997. Consummation of the transaction is subject to approval of the shareholders of each company at special meetings of such shareholders to be held in the second half of 1997. The CUC Merger, if consummated, will be accounted for as a pooling of interests.


3.   Merger with PHH Corporation

         On April 30, 1997, the Company acquired PHH by merger (the "PHH Merger"), issuing 30.3 million shares of Company common stock in exchange for all of the outstanding common stock of PHH. Pursuant to the merger agreement, PHH stockholders received .825 shares of Company common stock for each share of PHH common stock. The PHH Merger has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been prepared as if PHH and the Company had operated as one entity since inception. PHH is the world's largest provider of corporate relocation services and also provides mortgage services and vehicle management services.

         The following table shows the historical operating results of the Company and PHH for the periods prior to the PHH merger ($000's):

                                       For the four months    For the six months
                                      ended April 30, 1997   ended June 30, 1996
                                      --------------------   -------------------
Net revenues
     HFS ...........................       $473,969                $300,403
     PHH ...........................        237,838                 322,641
                                           --------                --------
         Total .....................       $711,807                $623,044
                                           ========                ========

Net income
     HFS ...........................       $ 83,667                $  61,619
     PHH ...........................         41,747                   41,998
                                           --------                ---------
         Total .....................       $125,414                $103,617
                                           ========                ========


4.   Merger and Restructuring Charge

         The Company recorded a one-time pre-tax merger and restructuring charge of $303 million ($227 million, after tax) during the second quarter of 1997 in connection with the PHH Merger for merger-related costs, including severance, facility and system consolidations and terminations, costs associated with exiting certain activities and merger-related professional fees. Excluding the charge, net income was $120.6 million or $0.69 per share for the three months ended June 30, 1997, and $211.7 million or $1.21 per share for the six months ended June 30, 1997, respectively.


5.   Pro forma Information

         The following table reflects the unaudited operating results of the Company for the six months ended June 30, 1996 on a pro forma basis, which gives effect to the following 1996 acquisitions, accounted for under the purchase method of accounting, and the related financing of such acquisitions as if they had occurred on January 1, 1996: (i) the Travelodge franchise system; (ii) the Electronic Realty Associates franchise system;
     (iii) the six CENTURY 21 non-owned regions; (iv) Coldwell Banker Corporation; (v) Avis, Inc.; and (vi) Resort Condominiums International, Inc. ($000's, except per share data):

                                                             For the six months
                                                            ended June 30, 1996
                                                            -------------------
         Net revenues                                         $   963,942
         Net income                                               141,212
         Net income per share (fully diluted)                        0.80


6.   Shareholders' Equity

         In January 1997, in connection with the Company's acquisition of Avis, Inc., (n/k/a HFS Car Rental, Inc.) the Company made a $17.6 million payment to General Motors Corporation representing a contingent payment determined by the price of the Company's common stock that was issued as consideration for such acquisition. Such payment is reflected as a reduction of shareholders' equity.


7.   Investment in ARAC

         The Company's investment in ARAC is accounted for using the equity method of accounting. ARAC is not consolidated because of the Company's plan to undertake an initial public offering of ARAC (the "IPO"), which will dilute its interest in ARAC from 100% to approximately 25%. If the IPO is not consummated within one year of the Company's acquisition of Avis, Inc. on October 16, 1996, the Company will consolidate ARAC. Summarized financial information of ARAC is as follows ($000's):

                              Avis Rent A Car, Inc.
                                  June 30, 1997


Balance sheet data           June 30, 1997        December 31, 1996
                             -------------        -----------------
     Vehicles ............   $2,312,109                $2,243,492
     All other assets ....      716,964                   887,865
     Debt ................    2,183,769                 2,295,474
     All other liabilities      758,218                   759,343
     Shareholders' equity        87,086                    76,540


                               Three Month            Six Months
                                  Ended                 Ended
                             June 30, 1997          June 30, 1997
                             -------------          -------------
Statement of income data
     Revenues ................  $489,633                $945,647
     Income before provision
      for income taxes .......    17,374                  24,360
     Net income .............      9,733                  13,106

     ARAC Subsequent Events

         On August 8, 1997, ARAC signed a purchase agreement for the acquisition of The First Gray Line Corporation and its subsidiaries for approximately $195 million in cash plus expenses. The fair value of unaudited assets and liabilities, exclusive of cost in excess of the fair value of net assets acquired, at June 30, 1997 are $332.3 million and $296.3 million, respectively. The transaction is subject to customary closing conditions and regulatory approval.

         On July 31, 1997, ARAC refinanced all of its domestic debt. This debt was refinanced by utilizing a $3.65 billion asset-backed structure, which consisted of (i) a $2.0 billion commercial paper program and (ii) a $1.65 billion medium term note issuance with maturities of 3 and 5 years.

         ARAC is party to a $470.0 million secured credit agreement that provides for (i) a revolving credit facility in the amount of up to $125.0 million which is available on a revolving basis until December 31, 2000 (the "Final Maturity Date") in order to finance the general corporate needs of ARAC in the ordinary course of business (with up to $75.0 million of such amount available for the issuance of standby letters of credit to support worker's compensation and other insurance and bonding requirements of ARAC, in the ordinary course of business), (ii) a term loan facility in the amount of $120.0 million to finance general corporate needs in the ordinary course of business, which will be repayable in four installments, the first three of which shall be in the amount of $1.0 million payable on June 30, 1998, June 30, 1999 and June 30, 2000 and the remainder of which will be due on the Final Maturity Date, and (iii) a standby letter of credit facility of up to $225.0 million available on a revolving basis to fund (a) any shortfall in certain payments owing pursuant to fleet lease agreements and (b) maturing commercial paper notes if such commercial paper notes cannot be repaid through the issuance of additional commercial paper notes or draws under the liquidity facility.

8.   Subsequent Event

     On August 12, 1997 the Company agreed to make an investment in NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company has agreed to invest $157 million and, under certain conditions, to invest up to approximately an additional $100 million, in senior and convertible preferred stock of NRT and may also purchase approximately $400 million of certain assets of real estate brokerage firms acquired by NRT. NRT has agreed to acquire the assets of National Realty Trust, ("Trust") an independent trust to which the Company contributed the owned brokerage business of Coldwell Banker Corporation in connection with the Company's acquisition of Coldwell Banker Corporation on May 31, 1996. The Company's investment in NRT is subject to the Trust acquisition. The acquisition of the Trust is subject to customary conditions, including anti-trust clearnances. There can be no assurances that any such transaction will be consummated.




                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

     HFS Incorporated (together with its subsidiaries) is a leading global provider of consumer services. The Company provides fee-based services that primarily fall within the Travel and Real Estate industries, in which the Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. The businesses acquired by the merger with PHH Corporation ("PHH") on April 30, 1997 are consistent with this profile and provide the Company with various cross-marketing opportunities within its business segments.

     On May 27, 1997, the Company entered into a definitive merger agreement with CUC International, Inc. ("CUC"), pursuant to which each share of the Company's common stock shall be converted into the right to receive 2.4031 shares of CUC common stock. CUC, a leading technology-driven membership-based consumer services company with shares traded on the New York Stock Exchange, reported $2.5 billion of total assets at January 31, 1997 and $2.3 billion and $164.1 million of revenue and net income, respectively, for the fiscal year ended January 31, 1997. CUC's business profile is consistent with the Company's in that CUC's primary revenue source consists of recurring membership revenue rather than revenue from the sale of goods and services to club members. Membership is generated through CUC's technology-driven direct marketing efforts. The combination of CUC and HFS is intended to provide CUC's membership businesses access to the Company's more than 100 million consumer contacts, while providing Company businesses with the technology-driven, direct marketing expertise necessary to successfully cross-market within its existing business units.

     In the travel industry, the Company is the world's largest franchisor of lodging facilities ("Lodging"), the leading provider of vacation timeshare exchange services ("Timeshare") and a leading provider of international fleet management services ("Fleet Management"). The Company also owns HFS Car Rental, Inc. (formerly Avis, Inc.) which operates, through an indirect subsidiary ("ARAC") or through licensees, the second largest general use car rental system in the world. The Company expects to complete an initial public offering (the "IPO") of ARAC in September 1997. The IPO is expected to dilute the Company's interest in ARAC to approximately 25% and replace car rental ownership earnings with revenue from franchise and related agreements ("Car Rental").

     In the real estate industry, the Company is the world's largest franchisor of real estate brokerage offices ("Real Estate Franchise"), the world's largest provider of corporate relocation services ("Relocation") and operates the thirteenth largest mortgage service business in the United States ("Mortgage Services").

     The merger with PHH was accounted for as a pooling of interests and accordingly the financial results discussed herein have been restated to include PHH for all periods presented. All comparisons in the following discussion are to the same period of the previous year, unless otherwise stated.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements.

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


RESULTS OF OPERATIONS

     The Company incurred an anticipated $303 million one-time merger and restructuring charge ($227 million, after tax) (the "PHH Restructuring Charge") during the second quarter of 1997 in connection with the merger with PHH on April 30, 1997. As a result, the Company reported a net loss of $106.5 million or $.67 per share and $15.3 million or $.10 per share for the second quarter and six months ended June 30, 1997, respectively. For comparative purposes, the following financial information and discussions under the heading "RESULTS OF OPERATIONS" exclude the PHH Restructuring Charge.

2Q 1997 vs 2Q 1996

     Consolidated net income increased 101% ($60.6 million) to $120.6 million in 1997 while earnings per share ("EPS") increased 82% ($.31) to $.69. Operating income (revenue less expenses excluding interest and income taxes) increased 109% ($116.1 million) to $222.1 million. Consolidated net revenue increased 68% ($234.3 million) to $579.6 million.

     Interest expense increased $11.9 million primarily resulting from borrowings under revolving credit arrangements which financed 1997 treasury stock purchases, restructuring expenditures, the acquisition of Resort Condominiums International, Inc. and other acquisition related expenditures. The weighted average effective interest rate increased from 5.56% to 5.73% as a result of a greater percentage of total debt comprised of borrowings under the revolving credit facilities partially offset by fixed rate securities with lower interest rates.

     The Company collects certain service fees from lodging and real estate franchisees, which it disburses completely for marketing and reservation activities on behalf of franchisees. Since the Company administers such funds on a pass through basis, management analyzes business results from the Lodging and Real Estate franchise segments in terms of revenue (net of marketing and reservation expenses) ("adjusted net revenue") and operating expenses. Adjusted net revenue consists of gross revenue of $579.6 million and $345.3 million for 1997 and 1996, respectively, less $47.8 million and $43.9 million of marketing and reservation expenses, for the same respective periods. Operating expenses include depreciation and amortization but excludes interest expense and income taxes. Results for the Company's segments are as follows:

     Operating income ($000's)            1997            1996         Variance
     -------------------------        -----------     -----------     ---------
         Adjusted net revenue         $   531,832     $   301,444           76%
         Operating expenses               309,692         195,354           59%
                                      -----------     -----------
         Operating income             $   222,140     $   106,090          109%
                                      ===========     ===========


TRAVEL INDUSTRY

Lodging

     The Company operates eight nationally recognized brands with approximately 5,600 lodging properties under franchise contracts of up to 20 years in duration. The Company provides central reservation system services and national marketing programs, which are completely funded by its franchisees based on a designated portion of the franchise fees. The Company charges royalty fees based on a percentage of franchisee gross room sales to fund all expenses not covered by marketing and reservation fees, such as quality assurance inspections and franchise sales and service functions. Accordingly, the significant revenue drivers of the lodging segment are the number of royalty-paying franchise units and the average royalty rate which they pay. Relevant but less significant are the average daily rates and occupancy percentage of the underlying lodging properties.

     Operating income ($000's)         1997              1996           Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $    63,438       $    58,397            9%
         Operating expenses              19,237            21,147           (9%)
                                    -----------       -----------
         Operating income           $    44,201       $    37,250           19%
                                    ===========       ===========

     Operating income increased 19% as a result of a 9% increase in adjusted net revenue and a 9% reduction in operating expenses. The adjusted net revenue increase resulted from a 6% increase in royalty fees and a 55% increase in revenue from preferred alliances seeking access to the Company's franchisees and their underlying consumer base. Total royalty paying rooms grew 5% from the same period in 1996 and total system revenue per available room ("REVPAR") increased 2% primarily due to a 2% increase in the average daily rates charged at franchised lodging facilities ("ADR"). The 9% ($1.9 million) decrease in operating expenses resulted from the absorption of corporate overhead expenses by the Company's other operating segments, substantially all of which were acquired in 1996.

Car Rental

     The Company acquired Avis, Inc. on October 17, 1996 for $806.5 million in cash and Company common stock. Prior to the acquisition date, the Company announced its plan to undertake an initial public offering ("IPO") of ARAC within one year of the acquisition date and dilute its interest in ARAC to approximately 25%. The Company will retain assets that are consistent with the Company's service provider business profile, including the trademark, franchise agreements, reservation system and information technology system assets. The Company currently receives fees based on franchise agreements from ARAC and third party licensees that are typical of a traditional franchise relationship. The Company's equity in the earnings of ARAC after royalty and reservation fees are recorded in the Company's other segment as revenue.

     Operating income ($000's)
         Adjusted net revenue                             $    60,036
         Operating expenses                                    37,669
                                                          -----------
         Operating income                                 $    22,367
                                                          ===========

     The car rental segment generated $22.4 million of operating income in the second quarter of 1997. Adjusted net revenue consisted primarily of $46.9 million of franchise fees and $11.6 million of information technology fees from third party clients. Operating expenses consisted primarily of $11.5 million and $15.1 million of reservation and information technology expenses as well as $9.2 million of depreciation and amortization expenses associated with the Avis trademark and goodwill.

Timeshare

     The Company acquired Resort Condominiums International, Inc. ("RCI") on November 12, 1996 for $487 million plus up to $200 million of contingent consideration. RCI sells subscription memberships to owners of vacation timeshare resorts which allows the members to exchange their timeshare accommodations for timeshare accommodations owned by other members at participating affiliated resorts worldwide. In addition to membership fees, RCI earns fees for exchanges processed by its call center. The key timeshare revenue drivers include the number of fee paying members and exchanges as well as each corresponding average fee. The operating income summary for 1997 is as follows:

     Operating income ($000's)
         Adjusted net revenue                             $    89,261
         Operating expenses                                    70,416
                                                          -----------
         Operating income                                 $    18,845
                                                          ===========

Adjusted net revenue primarily consists of $30.8 million of membership fees and $43.0 million of exchange fees. Assuming Company ownership of timeshare operations since January 1, 1996, pro forma membership and exchange fee revenue increased 20% and 16%, respectively. Total members and exchanges increased 8% to
2.0 million and 11% to 405,100 compared to 1996, respectively. Operating expenses consist primarily of $39.3 million and $5.6 million of staff and communication costs, respectively, associated with member service (call centers) and other timeshare functions.

Fleet Management

     Fleet management services are offered to corporate clients and government agencies to assist them in effectively managing their vehicle fleet costs, reducing in-house administrative costs and enhancing driver productivity. Services consist of leasing (which generally requires an investment by the Company in the vehicles and includes new vehicle purchasing, open and closed-end operating leasing, direct finance leasing and used vehicle marketing) as well as a variety of fee-based services including fuel purchasing, maintenance management programs, expense reporting, fuel management programs, accident and safety programs and other driver services for managing clients' vehicle fleets. The Company has experienced minimal losses associated with its investment in vehicles due to the overall creditworthiness of its corporate clients.

     Operating income ($000's)        1997              1996           Variance
     -------------------------     ----------       -----------        --------
         Adjusted net revenue      $   65,786       $    62,822             5%
         Operating expenses            40,756            46,150           (12%)
                                   ----------       -----------
         Operating income          $   25,030       $    16,672             50%
                                   ==========       ===========

     Operating income increased $8.4 million (50%) to $25.0 million, primarily as a result of a $6.4 million (23%) increase in fee-based services. The $5.4 million (12%) decrease in operating expenses was primarily attributable to expenses associated with a truck fuel management business which was sold in January 1996 and operational efficiencies realized as part of the second quarter 1997 restructuring of certain fleet management operations.

REAL ESTATE INDUSTRY

Real Estate Franchise

     The Company licenses brand names to independently owned brokerage offices associated with three of the four largest real estate brokerage franchise systems in the world. The Company acquired the world's largest franchise system, the CENTURY 21 franchise system in, August 1995, the ERA franchise system in February 1996 and the Coldwell Banker franchise system in May 1996. The most significant revenue driver for the real estate franchise business is the number of home sales transactions for which the broker receives commission revenue. Royalties are calculated based on a percentage of franchisee commission revenue and fund franchise sales, service and training expenses. Marketing fee collections fund national advertising expenditures and other marketing activities.

     Operating income ($000's)         1997              1996           Variance
     -------------------------     -----------       -----------       ---------
         Adjusted net revenue      $    80,556       $    53,238           51%
         Operating expenses             33,075            29,787           11%
                                   -----------       -----------
         Operating income          $    47,481       $    23,451          102%
                                   ===========       ===========

     Operating income increased 102% as a result of a $27.3 million (51%) increase in adjusted net revenue and only a $3.3 million (11%) increase in operating expenses. The royalty portion of revenue increased $23.9 million (47%) to $74.6 million, primarily attributable to acquired Coldwell Banker franchise system operations. Pro forma royalty revenue, which gives effect to the acquisitions of the Coldwell Banker and ERA franchise systems as if these acquisitions were consummated on January 1, 1996, would have increased $4.4 million (6%) on the strength of a 10% increase in the average price of homes sold. Operating expenses increased 11% as a result of incremental expenses associated with acquired franchise systems net of a $5.0 million charge associated with the second quarter 1996 contribution of Coldwell Banker's former owned brokerage business to National Realty Trust ("Trust"), an independent entity governed by independent trustees.

Mortgage Services

     Mortgage services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company packages such mortgage loans for sale in secondary markets generally within 90 days of origination and retains servicing rights. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, financial institutions, real estate brokerage firms and mortgage banks by a combination of retail teleservices delivery and wholesale correspondent lending arrangements.

     Operating income ($000's)          1997              1996          Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $    42,497       $    35,269           20%
         Operating expenses              23,829            21,631           10%
                                    -----------       -----------
         Operating income           $    18,668       $    13,638           37%
                                    ===========       ===========

     Operating income increased 37% as a result of a 20% increase in adjusted net revenue, net of a 10% increase in operating expenses. The increase in adjusted net revenue resulted from a 44% increase in loan origination revenue offset by a 16% decrease in loan servicing fees. The volume of loan closings increased 6% from $2.3 billion to $2.5 billion and the average origination fee increased from 91 to 124 basis points. The increase in the average fee was due to an increase in profitability achieved in the sale of loans in the secondary market and an increase in volume from retail teleservices delivery. The portfolio of loans serviced increased 17% from $22.0 billion to $25.6 billion, the average servicing fee decreased 28% from 6.4 to 4.6 basis points. The decrease in the average fee earned is due to the impact of SFAS 122 which became effective in 1995. Operating expenses increased as a result of the larger servicing portfolio and increased recruiting and staff training expenses.

Relocation

     Relocation segment services primarily consist of the purchase, management and resale of homes and fee based home related services for transferred employees of corporate clients, members of affinity group clients and government agencies. Although the Company acquires the home of client employees, the client corporation reimburses the Company for carrying costs until the home is sold and for home sale losses. Accordingly, the Company earns a fee for services with minimal real estate risk. Operating expenses primarily consist of sales and service staffing and related costs. Operating results include contributions from PHH Real Estate Services, Inc. for both periods shown and Coldwell Banker Relocation Services, Inc. ("CBRS") since May 31, 1996.

     Operating income ($000's)        1997              1996           Variance
     -------------------------     -----------       -----------       --------
         Adjusted net revenue      $   103,448       $    83,741           24%
         Operating expenses             78,158            72,871            7%
                                   -----------       -----------
         Operating income          $    25,290       $    10,870          133%
                                   ===========       ===========

     The $14.4 million (133%) increase in operating income is attributable to a $19.7 million (24%) increase in revenue adjusted net of a $5.3 million (7%) increase in expenses. The increase in adjusted net revenue was primarily attributable to $8.3 million of incremental revenue generated by acquired CBRS operations. Pro forma revenue increased $6.1 million (6%) from 1996 primarily as a result of an increase in referral fees. The $5.3 million increase in operating expenses included expenses associated with the acquired operations net of $2.4 million of restructuring related savings in 1997.

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

     Operating income ($000's)         1997              1996           Variance
     -------------------------     -----------       -----------        --------
         Adjusted net revenue      $    26,810       $     7,977          236%
         Operating expenses              6,552             3,768           74%
                                   -----------       -----------
         Operating income          $    20,258       $     4,209          381%
                                   ===========       ===========

     Operating income increased $16.0 million (381%) primarily as a result of $20.8 million of equity in earnings of ARAC, which was acquired in October 1996. Such gains were offset by the absence of $4.1 million in fees associated with the license of the CENTURY 21 trademark to Amre, Inc. which filed for bankruptcy protection in February 1997.

Year-To-Date 1997 vs 1996

     Consolidated net income increased 104% ($108.0 million) to $211.7 million in 1997 while earnings per share ("EPS") increased 78% ($.53) to $1.21. Operating income increased 110% ($204.8 million) to $390.4 million. Consolidated net revenue increased 76% ($476.6 million) to $1.1 billion.

     Interest expense increased 186% ($20.0 million) primarily resulting from borrowings under revolving credit arrangements which financed 1997 treasury stock purchases, restructuring expenditures, the RCI acquisition and other acquisition related expenditures, while the weighted average effective interest rate increased from 5.61% to 5.72% as a result of a greater percentage of total debt comprised of borrowings under the revolving credit facilities partially offset by fixed rate securities with lower interest rates.

     Adjusted net revenue consists of gross revenue of $1.1 billion and $623.0 million for 1997 and 1996, respectively, less $85.8 million and $75.5 million of marketing and reservation revenue, for the same respective periods. Operating expenses include depreciation and amortization but exclude interest expense and income taxes. Results for the Company's segments are as follows:

     Operating income ($000's)        1997                1996          Variance
     -------------------------    -----------       -----------         --------
         Adjusted net revenue     $ 1,013,789       $   547,553           85%
         Operating expenses           623,381           362,013           72%
                                  -----------       -----------
         Operating income         $   390,408       $   185,540          110%
                                  ===========       ===========


TRAVEL INDUSTRY

Lodging

     Operating income ($000's)        1997              1996            Variance
     -------------------------    -----------       -----------         --------
         Adjusted net revenue     $   117,480       $   109,657            7%
         Operating expenses            37,279            44,458         (16%)
                                  -----------       -----------
         Operating income         $    80,201       $    65,199           23%
                                  ===========       ===========

     Operating income increased 23% as a result of a 7% increase in adjusted net revenue and a 16% reduction in operating expenses. The adjusted net revenue increase resulted from a 6% increase in royalty fees and a 70% increase in revenue from preferred alliances seeking access to the Company's franchisees and their underlying consumer base. Total royalty paying rooms grew 3% from the same period in 1996 and total REVPAR increased 2% primarily due to a 3% increase in ADR charged at franchised lodging facilities. The 16% ($7.2 million) decrease in operating expenses resulted from the absorption of corporate overhead expenses by the Company's other operating segments, substantially all of which were acquired in 1996.

Car Rental

     Operating income ($000's)                               1997
     -------------------------                            -----------
         Adjusted net revenue                             $   118,870
         Operating expenses                                    76,293
                                                          -----------
         Operating income                                 $    42,577
                                                          ===========

     The car rental segment generated $42.6 million of operating income in the six months ended June 30, 1997. Adjusted net revenue consisted primarily of $86.9 million of franchise fees and $21.6 million of information technology fees from third party clients. Operating expenses consisted primarily of $22.4 million and $30.3 million of reservation and information technology expenses as well as $18.5 million of depreciation and amortization expenses associated with the Avis trademark and goodwill.

Timeshare

     Operating income ($000's)                               1997
     -------------------------                            -----------
         Adjusted net revenue                             $   187,710
         Operating expenses                                   148,139
                                                          -----------
         Operating income                                 $    39,571
                                                          ===========

     Adjusted net revenue primarily consists of $61.6 million of membership fees and $92.8 million of exchange fees. Assuming Company ownership of timeshare operations since January 1, 1996, pro forma first quarter membership revenue and exchange fee revenue would have increased 23% and 10% respectively. Total members and exchanges increased 8% to 2.0 million and 6% to 880,000 compared to 1996, respectively. Operating expenses consist primarily of $94.9 million and $25.1 million of staff and communication costs, respectively, associated with member service (call centers) and other timeshare functions.

Fleet Management Services

     Operating income ($000's)          1997              1996          Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $   146,581       $   133,770           10%
         Operating expenses              89,387            90,899          (2%)
                                    -----------       -----------
         Operating income           $    57,194       $    42,871           33%
                                    ===========       ===========

     Operating income increased $14.3 million (33%) to $57.2 million, primarily as a result of a $9.4 million (14%) increase in fee-based services. The $1.5 million (2%) decrease in operating expenses was primarily associated with expenses associated with a truck fuel management business which was sold in January 1996 and operational efficiencies realized as part of the second quarter 1997 restructuring of certain fleet management operations.


REAL ESTATE INDUSTRY

Real Estate Franchise

     Operating income ($000's)        1997              1996            Variance
     -------------------------    -----------       -----------         --------
         Adjusted net revenue     $   133,734       $    75,600           77%
         Operating expenses            66,557            43,785           52%
                                  -----------       -----------
         Operating income         $    67,177       $    31,815          111%
                                  ===========       ===========

     Operating income increased 111% as a result of a $58.1 million (77%) increased in adjusted net revenue and only a $22.8 million (52%) increase in operating expenses. The royalty portion of revenue increased $52.4 million (74%) to $123.0 million primarily attributable to acquired Coldwell Banker franchise system operations. Pro forma royalty revenue, which gives effect to the acquisitions of Coldwell Banker and ERA as if these acquisitions were consummated on January 1, 1996, would have increased $6.8 million (6%) on the strength of an 8% increase in the average price of homes sold. Operating expenses increased as a result of incremental expenses associated with acquired franchise systems.

Relocation

     Operating income ($000's)          1997              1996          Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $   188,693       $   151,115           25%
         Operating expenses             149,441           132,885           12%
                                    -----------       -----------
         Operating income           $    39,252       $    18,230          115%
                                    ===========       ===========

     The $21.0 million (115%) increase in operating income is attributable to approximately $14.3 million of operating income from relocation businesses owned for the entire six month periods of 1997 and 1996 and the balance was generated from acquired CBRS operations.

Mortgage Services

     Operating income ($000's)          1997              1996          Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $    76,129       $    55,154           38%
         Operating expenses              44,669            39,087           14%
                                    -----------       -----------
         Operating income           $    31,460       $    16,067           96%
                                    ===========       ===========

     Operating income increased 96% as a result of a 38% increase in adjusted net revenue, net of a 14% increase in operating expenses. The increase in adjusted net revenue resulted from a 63% increase in revenue from new production and a 7% increase in revenue from the servicing portfolio. The volume of new loan production decreased 6% from $4.5 billion to $4.3 billion as a result of a 37% decrease in refinancing volume which was offset by a 21% increase in purchase mortgage volume. The average fee earned in new production increased from 68 basis points to 117 basis points as a result of improved profitability achieved in the sale of loans in the secondary market. Operating expenses increased 14% due to the larger servicing portfolio as well as increased recruiting, training and systems development costs.

Other Segment

     Operating income ($000's)          1997              1996          Variance
     -------------------------      -----------       -----------       --------
         Adjusted net revenue       $    44,592       $    22,257          100%
         Operating expenses              11,616            10,898            7%
                                    -----------       -----------
         Operating income           $    32,976       $    11,359          190%
                                    ===========       ===========

     Operating income increased 190% ($21.6 million) primarily as a result of $24.3 million of equity in earnings of ARAC, which was acquired in October 1996.


LIQUIDITY AND CAPITAL RESOURCES

Acquisitions Overview

     The Company continues to seek to expand and strengthen the leadership position in its travel and real estate industry segments. Following the April 30, 1997 merger with PHH, the Company believes it has achieved annual points of contact with over 100 million consumers involved in significant dollar volumes of annual transactions in the travel and real estate industries. The Company's desire to cross-market within its businesses and expand the revenue streams of each business as well as market to its millions of consumer contacts was the primary motivation for the proposed merger with CUC, which the Company believes currently possesses the expertise in direct marketing necessary to accomplish the Company's objectives.

     The Company's businesses acquired by purchase share similar characteristics, foremost of which is that each was immediately accretive to Company earnings. Revenue is substantially generated from service fees and not dependent on tangible assets or the need for capital expenditures other than technology investments which support and historically have been substantially funded by the Company's customers. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage that provides acquired revenue streams without corresponding increases in operating infrastructure expenses. The Company is currently positioned to cross market within its existing business segments and continues to pursue acquisitions and/or investments in service businesses that fit the profile described above.

     Assuming the successful completion of the proposed CUC merger, the Company expects to significantly enhance its opportunities to cross-market within its existing business segments. The Company continues to pursue acquisitions and/or investments in service businesses that fit the profile described above.

Acquisitions

C21 HOLDING CORP - On May 15, 1997, the Company acquired the 12.5% minority ownership interest in C21 Holding Corp., the parent company of Century 21 Real Estate Corporation from a company comprised primarily of former management employees for $52.8 million. Such purchase resulted in an increase in goodwill associated with the August 1995 acquisition of the CENTURY 21 franchise system.

PHH - On April 30, 1997, the Company acquired PHH by merger for 30.3 million shares of Company common stock, exchanged for all of the outstanding common stock of PHH. PHH operates the world's largest provider of corporate relocation services and also provides mortgage services and fleet management services.
This transaction was accounted for as a pooling of interests.

The Company incurred a $303 million merger and restructuring charge upon the close of the PHH Merger in the second quarter of 1997. The charge includes severance, facility consolidation and other transaction related costs associated with the restructuring of Company and PHH businesses. The restructuring charge was paid with borrowings under the Company's revolving credit facility. The Company estimates the charge will result in annual pre-tax savings of approximately $100 million with the full benefit of cost reductions beginning in 1998.

Sheraton - On January 27, 1997, Hilton Hotels Corporation ("Hilton") announced that it had reached a preliminary understanding to license certain assets to the Company in connection with its pending tender offer for the outstanding common stock of ITT Corporation ("ITT"). Pursuant to the preliminary understanding, subject to Hilton's successful acquisition of ITT, the Company would license the Sheraton trademark, franchise system and management agreements worldwide under a long-term contract. The transaction is subject to Hilton's acquisition of ITT as well as negotiation of definitive agreements relating to the proposed license agreement. There can be no assurance that Hilton's attempt to acquire ITT will be successful or that the Company and Hilton will consummate the proposed licensing transaction.

Equity Transactions

Treasury Purchases - On January 7, 1997, the Board of Directors authorized the purchase of up to 2.6 million shares of Company common stock to satisfy stock option exercises and conversions of convertible debt securities and for future acquisitions. The Company acquired approximately 2.6 million treasury shares in the first quarter of 1997 for $171.3 million. Such purchases were funded by operating cash flow and with proceeds received from borrowings under the Company's revolving credit facilities.

Financing

     Management believes that the Company has excellent liquidity and has expanded its access to liquidity following both the completed merger with PHH and the proposed merger with CUC. Most significant, the Company has generated significant positive cash flow from operations in every quarter since its initial public offering in December 1992, excluding the second quarter of 1997 when it incurred a pre-tax $303 million merger and restructuring charge in connection with the PHH merger. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic transactions. Indicative of the Company's creditworthiness, Standard & Poors Corporation ("S&P") affirmed its A credit rating of the Company's publicly issued debt following the announcement of both the PHH and CUC mergers and Moody's Investors Service, Inc. ("Moody's") upgraded the Company's debt rating to A3 following the PHH merger. Please note that a rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

     Liquidity is available to the Company through revolving credit facilities which may provide up to $1.5 billion of unsecured borrowings at interest rates generally approximating LIBOR plus a margin of 22.5 basis points. The proposed combined company expects to amend or replace either the CUC or HFS revolving credit facility with a syndicated facility or facilities aggregating approximately $2 billion with tranches of various tenor. At June 30, 1997, the Company had $605 million of outstanding borrowings under its revolving credit facilities.

     The Company filed a shelf registration statement with the Securities and Exchange Commission effective August 29, 1996, for the aggregate issuance of up to $1 billion of debt and equity securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds may be used for general corporate purposes, which may include future acquisitions. The Company expects to replace this shelf registration statement after the merger with CUC.

     Long-term debt increased $425 million to $1.2 billion at June 30, 1997, when compared to amounts outstanding at December 31, 1996 primarily as a result of $171.3 million of treasury share purchases and approximately $115 million of acquisition liability payments. Long-term debt primarily consists of $536 million of fixed rate publicly issued debt and $615 million of borrowings under the Company's revolving credit facilities.

     PHH will continue to operate its mortgage services, fleet management and relocation businesses as a separate public reporting entity and support purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Although PHH's debt to equity ratio approximates 8 to 1, such debt corresponds directly with net investments in high quality related assets. Accordingly, following the announcement of the PHH merger, S&P and Moody's affirmed investment grade ratings of A+ and A2, respectively, to PHH debt and A1 and P1, respectively, to PHH commercial paper.

     PHH debt is issued without recourse to the Company. The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, PHH will continue to reduce outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 1997, PHH's aggregate outstanding borrowings approximated $3.1 billion in outstanding commercial paper, $1.5billion in medium-term notes and $292 million in other debt securities.

     To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion of lines of credit maturing in five years. In addition, PHH has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at June 30, 1997 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term note funding.

     The Company and PHH currently operate under policies limiting (a) the payment of dividends on PHH's capital stock to 40% of net income of PHH on an annual basis, less the outstanding principal balance of loans from PHH to HFS as of the date of any proposed dividend payment, and (b) the outstanding principal balance of loans from PHH to HFS to 40% of net income of PHH on an annual basis, less payment of dividends on PHH's capital stock during such year.

     PHH  minimizes  its  exposure  to  interest  rate  and  liquidity  risk  by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

     The Company generated $1.1 billion of cash flow from operations, representing a $358 million (202%) increase from the same period of 1996. The comparative increase in cash flow from operations primarily resulted from a $779 million increase in mortgage loans held for sale Net cash used in investing activities decreased $514.2 million to $1.1 billion, reflecting a decrease in acquisition related payments. Cash provided by financing activities decreased $1.7 billion as a result of $1.1 billion of proceeds received in a June 1996 equity offering of 1997 treasury stock purchases and $240 million of proceeds received from the issuance of the 4-1/2% Notes in February 1996.

     The Company believes that based upon its analysis of its financial position, its cash flow during the past twelve months and the expected results of operations in the future, operating cash flow, available funding under the revolving credit facility and issuance of securities in the capital markets, if appropriate, will be adequate to fund operations, strategic investments and acquisitions of other service related businesses.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." the statement provides accounting and reportin standards for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-0only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and will reclassify a portion of its exces servicing fees to interest-only strips. The effect of adopting SFAS No. 125 is not expected to be material to the Company's operations or financial condition.

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

     Assuming SFAS 128 was applicable for the second quarter 1997, the Company would have reported a loss per share of $.67 million including the $303 million one-time PHH restructuring charge and the following earnings per share, excluding such charge:

     Pro Forma SFAS 128:
         Basic EPS                               $  .75
         Diluted EPS                             $  .69
     As Reported:
         Primary EPS                             $  .69
         Fully Diluted EPS                       $  .69

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which requires preparation of a new basic financial statement which considers the impact of certain economic events that have heretofore been reflected as adjustments to stockholders' equity but have not impacted reported earnings on the consolidated statements of operations. Comprehensive income per share is not required to be shown on the new statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provision of SFAS 130 on January 1, 1998.

     Upon adoption of SFAS 130, the Company will classify other comprehensive income separately into foreign currency translation adjustments, unrealized gains and losses on securities and minimum pension liability adjustments.


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report information about the operating segments in interim reports issued to shareholders. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the disclosure requirements of SFAS 131 on December 31, 1998.

                                      *****

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the shareholders of the Company was held on April 30, 1997 to consider the following matters:

(i) To consider and vote upon a proposal (the "Share Issuance") to approve the issuance of up to 31.4 million shares of HFS common stock, par value $.01 per share ("HFS common stock"), pursuant to the Agreement and Plan of Merger dated as of November 10, 1996 (the "Merger Agreement"), by and among the Company, Mercury Acq. Corp., a wholly owned subsidiary of the Company ("Merger Sub"), and PHH Corporation ("PHH") pursuant to which Merger Sub will be merged with and into PHH and PHH will become a wholly owned subsidiary of the Company.

(ii) To consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the maximum number of authorized directors of the Company from twelve (12) to twenty (20) (the "Directors Amendment").

(iii) To consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of HFS common stock from 300,000,000 shares to 600,000,000 shares (the "Shares Amendment").

(iv) To consider and vote upon a proposal to amend the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") to provide for an increase of 10,000,000 shares in the total number of shares of HFS common stock currently authorized for issuance under the 1993 Plan (which would increase the total number of shares authorized for issuance pursuant to the 1993 Plan from 24,541,600, to 34,541,660) (the "1993 Plan Amendment").

     As of the close of business on March 3, 1997, there were issued and outstanding 127,529,530 shares of HFS common stock. Of such shares, 112,120,601 were duly represented at the meeting, constituting a quorum. The following represents the results of such meeting:

         For approval of the Share Issuance:
                       FOR:                    104,205,182
                       AGAINST:                     83,442
                       ABSTAINED:                  106,261

         For approval of the Directors Amendment:
                       FOR:                    111,835,808
                       AGAINST:                    144,452
                       ABSTAINED:                  140,341

         For approval of the Shares Amendment:
                       FOR:                    104,984,113
                       AGAINST:                  7,025,778
                       ABSTAINED:                  110,710

         For approval of the 1993 Plan Amendment:
                       FOR:                     74,355,897
                       AGAINST:                 29,888,331
                       ABSTAINED:                  160,657

         Accordingly, all such proposals were duly approved

                                      *****

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
No.       Description

3.1 Certificates of Amendment to the Restated Certificate of Incorporation of the Company, dated April 30, 1997.

3.2       Amended and Restated By-Laws of the Company.

10.1 Master License Agreement, dated July 30, 1997, among HFS Car Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co., Inc.

11        Statement of Computation of Earnings Per share.

27          Financial Data Schedule.

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K dated May 14, 1997, reporting in Item 2 the consummation of the Company's acquisition by merger of PHH Corporation ("PHH"). The Company also reported in Item 7 the following financial statements:

         Financial statements of business acquired:

              1. The audited consolidated balance sheets of PHH and subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended April 30, 1996.

              2. The unaudited interim consolidated financial statements of PHH as of January 31, 1997 and for the nine months ended January 31, 1997 and 1996.

          The Company filed a report on Form 8-K dated May 28, 1997 reporting in
          Item 5 the signing of a definitive merger agreement with CUC International, Inc. ("CUC") which provides the Company to be merged with and into CUC, with CUC continuing as the surviving corporation.

          The Company filed a report on Form 8-K dated July 15, 1997 reporting in Item 5 the combined results of operations for the month ended May 31, 1997 of the Company and PHH.

          The Company filed a report on Form 8-K dated July 16, 1997 reporting under Items 5 and 7 the financial statements and management's discussion and analysis of financial condition and results of operations of the Company and gives retroactive effect to the acquisition of PHH with and into the Company which has been accounted for as a pooling of interests The Form 8-K included the audited consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the period ended December 31, 1996.

                                      *****

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HFS Incorporated




                                By:        /s/   Scott E. Forbes
                                                 Scott E. Forbes
                                                 Senior Vice President
Date: August 14, 1996                            and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
 No.              Description

3.1 Certificates of Amendment to the Restated Certificate of Incorporation of the Company, dated April 30, 1997.

3.2               Amended and Restated By-Laws of the Company

10.1 Master License Agreement, dated July 30, 1997, among HFS Car Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co., Inc.

11                Statement of Computation of Earnings Per share

27                Financial Data Schedule