Form 10-Q/A
period 1997-06-30
HFS INC
filed 1997-08-26
CIK 891104

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

                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)



LIABILITIES AND SHAREHOLDERS' EQUITY                                     June 30,      December 31,
                                                                           1997            1996
                                                                       ------------    ------------
CURRENT LIABILITIES
Accounts payable and other accrued expenses ........................   $  1,112,557    $    855,770
Short-term debt ....................................................        150,000         150,000
Due to car rental operations of Avis Rent A Car, Inc., net .........         14,522          61,807
Current portion of long-term debt ..................................          1,959           2,995
                                                                       ------------    ------------
TOTAL CURRENT LIABILITIES ..........................................      1,279,038       1,070,572

Long-term debt .....................................................      1,173,967         748,421
Deferred revenue ...................................................        250,525         397,034
Other liabilities ..................................................        120,165         131,021
                                                                       ------------    ------------
Total liabilities exclusive of liabilities under programs ..........      2,823,695       2,347,048
                                                                       ------------    ------------

Liabilities under management and mortgage programs:
     Debt ..........................................................      4,776,153       5,089,943
     Deferred income taxes .........................................        301,200         281,948
                                                                       ------------    ------------
                                                                          5,077,353       5,371,891
                                                                       ------------    ------------

Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value - authorized 10,000,000 shares;
     none issued and outstanding ...................................           --              --
Common stock, $.01 par value - authorized 600,000,000 shares;
     issued 161,393,645 and 158,728,807 shares, respectively .......          1,614           1,588
Additional paid-in capital .........................................      2,234,646       2,337,297
Retained earnings ..................................................        808,982         830,970
Net unrealized gain on investment ..................................           --             4,366
Currency translation adjustment ....................................        (10,204)         (8,008)
Treasury stock, at cost (3,087,400 and 322,500 shares, respectively)       (190,470)        (19,152)
                                                                       ------------    ------------
TOTAL SHAREHOLDERS' EQUITY .........................................      2,844,568       3,147,061
                                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 10,745,616    $ 10,866,000
                                                                       ============    ============



 See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                             Three Months Ended                 Six Months Ended
                                                                   June 30,                         June 30,
                                                          --------------------------      ---------------------------
                                                              1997          1996               1997            1996
                                                          -----------    -----------      -------------   -----------

REVENUES:
   Service fees, net ........................             $   443,428    $   243,230      $   830,346     $   423,022
   Fleet leasing (net of depreciation and
       interest costs of $298,200, $272,871,
       $584,275 and $555,994, respectively) .                  65,786         62,822          146,581         133,770
   Other, net ...............................                  70,406         39,265          122,670          66,252
                                                          -----------    -----------      -----------     -----------

       Net revenues .........................                 579,620        345,317        1,099,597         623,044
                                                          -----------    -----------      -----------     -----------


EXPENSES:
   Operating ................................                 219,173        155,286          435,062         295,383
   Marketing and reservation ................                  69,683         38,716          130,481          65,950
   General and administrative ...............                  25,206         24,379           57,112          39,189
   Merger and restructuring charge associated
     with business combination ..............                 303,000           --            303,000            --
   Depreciation and amortization ............                  43,418         20,846           86,534          36,982
   Interest, net ............................                  17,070          5,141           30,747          10,766
                                                          -----------    -----------      -----------     -----------

       Total expenses .......................                 677,550        244,368        1,042,936         448,270
                                                          -----------    -----------      -----------     -----------

Income (loss) before income taxes ...........                 (97,930)       100,949           56,661         174,774
Provision for income taxes ..................                   8,519         41,010           72,005          71,157
                                                          -----------    -----------      -----------     -----------
Net income (loss) ...........................             $  (106,449)   $    59,939      $   (15,344)    $   103,617
                                                          ===========    ===========      ===========     ===========

SHARE INFORMATION:

Net income (loss) per share
   Primary ..................................             $      (.67)   $       .38      $      (.10)    $       .69
                                                          ===========    ===========      ===========     ===========

   Fully diluted ............................             $      (.67)   $       .38      $      (.10)    $       .68
                                                          ===========    ===========      ===========     ===========

Weighted average common and common
   equivalent shares outstanding
       Primary                                                 158,355       158,798            158,342       154,232
                                                          ============   ===========      =============   ===========

       Fully diluted                                           158,355       159,405            158,342       155,398
                                                          ============   ===========      =============   ===========


 See  accompanying  notes to consolidated  financial statements.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                         Six Months Ended
                                                                              June 30,
                                                                        1997             1996
                                                                   -------------     -----------

Net cash provided by operating activities                          $   1,083,599     $   368,129

Investing Activities:
   Property and equipment additions ............................         (32,520)       (25,717)
   Loans and investments .......................................         (16,325)       (10,000)
   Proceeds from sale of assets ................................          21,750         33,618
   Due to Avis Rent A Car, Inc. ................................         (47,285)          --
   Investment in leases and leased vehicles ....................      (1,179,905)      (936,225)
   Repayment of investment in leases and leased vehicles .......         437,239        339,680
   Proceeds from sales of mortgage servicing rights ............          29,134          7,113
   Net assets acquired, exclusive of cash acquired .............        (298,524)      (992,163)
   All other investing activities ..............................          18,449          1,481
                                                                     -----------    -----------
       Net cash used in investing activities ...................      (1,067,987)    (1,582,213)
                                                                     -----------    -----------

Financing Activities:
   Issuance of common stock, net ...............................          13,785      1,163,872
   Proceeds from borrowings ....................................       1,284,196      1,073,675
   Redemption of Series A Preferred Stock ......................            --          (80,000)
   Net change in borrowings with terms of less than 90 days ....         (54,948)        78,958
   Principal payments on borrowings ............................      (1,133,432)      (603,061)
   Purchases of treasury stock .................................        (171,318)          --
   Stock option plan transactions ..............................          22,014          7,074
   Payment of dividends ........................................          (6,644)       (11,758)
                                                                     -----------    -----------
       Net cash provided by (used in) financing activities .....         (46,347)     1,628,760
                                                                     -----------    -----------

Effect of changes in exchange rates on cash and cash equivalents          19,705         (3,003)

Net increase (decrease) in cash and cash equivalents ...........         (11,030)       411,673
Cash and cash equivalents, beginning of period .................          69,541         22,923
                                                                     -----------    -----------
Cash and cash equivalents, end of period .......................     $    58,511    $   434,596
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

         The following table shows the historical operating results of the Company and PHH for the periods prior to the PHH merger ($000's):

                                     For the four months      For the six months
                                     ended April 30, 1997    ended June 30, 1996
                                     --------------------    -------------------
         Net revenues
              HFS                        $    473,969             $      300,403
              PHH                             237,838                    322,641
                                         ------------             --------------
                  Total                  $    711,807             $      623,044
                                         ============             ==============

         Net income
              HFS                       $      83,667             $       61,619
              PHH                              41,747                     41,998
                                        -------------             --------------
                  Total                 $     125,414             $      103,617
                                        =============             ==============


4.   Merger and Restructuring Charge

         The Company recorded a one-time pre-tax merger and restructuring charge ("PHH Restructuring Charge") of $303 million ($227 million, after tax) during the second quarter of 1997 in connection with the PHH Merger. Excluding the PHH Restructuring Charge, net income was $120.6 million or $0.69 per share for the three months ended June 30, 1997, and $211.7 million or $1.21 per share for the six months ended June 30, 1997, respectively. The PHH Restructuring Charge is summarized by type as follows ($000's):


              Personnel related                                 $       142.4
              Professional fees                                          36.8
              Business terminations                                      44.7
              Facility related                                           57.1
              Other costs                                                22.0
                                                                -------------
              Total                                             $       303.0
                                                                =============

     Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation service businesses and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from the change of control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees substantially all of whom are located in North America, of which 126 employees were terminated as of June 30, 1997. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Business termination charges relate to the exit from certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the Company's revised strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess space.

     The Company anticipates that approximately $236.0 million will be paid in cash in connection with the PHH Restructuring Charge of which $132.5 million was paid through June 30, 1997. The remaining cash portion of the PHH Restructuring Charge will be financed through cash generated from operations and borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998 and will result in pre-tax savings approximating $100 million with the full benefit of cost reductions beginning in 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.


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

                              Avis Rent A Car, Inc.
                                  June 30, 1997



     Balance sheet data:                       June 30, 1997   December 31, 1996
                                               -------------   -----------------
     Vehicles .................................  $2,312,109        $2,243,492
     All other assets ........................      716,964           887,865
     Debt ....................................    2,183,769         2,295,474
     All other liabilities ...................      758,218           759,343
     Shareholders' equity ....................       87,086            76,540


                                                 Three Month      Six Months
                                                     Ended            Ended
Statement of income data:                      June 30, 1997     June 30, 1997
                                               -------------     -------------
     Revenues .................................  $  489,633        $  945,647
     Income before provision for income taxes .      17,374            24,360
     Net income ...............................       9,733            13,106

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

         ARAC is party to a $470.0 million secured credit agreement that provides for (i) a revolving credit facility in the amount of up to $125.0 million which is available on a revolving basis until December 31, 2000 (the "Final Maturity Date") in order to finance the general corporate needs of ARAC in the ordinary course of business (with up to a $75.0 million of such amount available for the issuance of standby letters of credit to support worker's compensation and other insurance and bonding requirements of ARAC, in the ordinary course of business), (ii) a term loan facility in the amount of $120.0 million to finance general corporate needs in the ordinary course of business, which will be repayable in four installments, the first three of which shall be in the amount of $1.0 million payable on June 30, 1998, June 30, 1999 and June 30, 2000 and the remainder of which will be due on the Final Maturity Date, and (iii) a standby letter of credit facility of up to $225.0 million available on a revolving basis to fund (a) any shortfall in certain payments owing pursuant to fleet lease agreements and (b) maturing commercial paper notes if such commercial paper notes cannot be repaid through the issuance of additional commercial paper notes or draws under the liquidity facility.

8.   Subsequent Event

     On August 12, 1997 the Company agreed to make an investment in NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company has agreed to invest $157 million and, under certain conditions, to invest up to approximately an additional $100 million, in senior and convertible preferred stock of NRT and may also purchase approximately $400 million of certain assets of real estate brokerage firms acquired by NRT. NRT has agreed to acquire the assets of National Realty Trust, ("Trust") an independent trust to which the Company contributed the owned brokerage business of Coldwell Banker Corporation in connection with the Company's acquisition of Coldwell Banker Corporation on May 31, 1996. The Company's investment in NRT is subject to the Trust acquisition. The acquisition of the Trust is subject to customary conditions, including anti-trust clearances. There can be no assurances that any such transaction will be consummated.

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


RESULTS OF OPERATIONS

2Q 1997 vs 2Q 1996

     The Company incurred an anticipated $303 million one-time merger and restructuring charge ($227 million, after tax) (the "PHH Restructuring Charge") during the second quarter of 1997 in connection with the merger with PHH on April 30, 1997. As a result, the Company reported a consolidated net loss of $106.4 million compared to $59.9 million of net income in 1996. The Company reported a net loss per share of $.67 compared to earnings per share ("EPS") of $.38 in 1996. The second quarter operating loss (revenue less expenses excluding interest and income taxes) of $80.9 million represented a $187.0 million change from $106.1 million of operating income reported in 1996.

     The PHH Restructuring Charge was comprised of approximately $142.4 million of personnel related expenses, $36.8 million of professional fees, $44.7 million of business termination costs, $57.1 million of facility related expenses and $22.0 million of other expenses directly associated with the PHH Merger. Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation service businesses and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from the change of control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees substantially all of whom are located in North America, of which 126 employees were terminated as of June 30, 1997. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Business termination charges relate to the exit of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the Company's revised strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in the consolidation and closure of excess space.

     The Company anticipates that approximately $236.0 million will be paid in cash in connection with the PHH Restructuring Charge of which $132.5 million was paid through June 30, 1997. The remaining cash portion of the PHH Restructuring Charge will be financed through cash generated from operations and borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998 and will result in pre-tax savings approximating $100 million with the full benefit of cost reductions beginning in 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

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

     The financial summary for the three months ended June 30, 1997 and 1996, including the PHH Restructuring Charge follows ($000's):

                                      1997             1996             Variance
                                  -----------       ----------         ---------
         Net revenue              $   579,620       $  345,317             68%
         Operating expenses           660,480          239,227            176%
                                  -----------       ----------
         Operating income (loss)  $   (80,860)      $  106,090             --%
                                  ============      ==========

         Net income (loss)        $  (106,449)      $   59,939             --%
         Interest, net            $    17,070       $    5,141            232%

     Excluding the PHH Restructuring Charge, consolidated net income increased 101% ($60.6 million) to $120.6 million in 1997 while earnings per share increased 82% ($.31) to $.69. Operating income increased 109% ($116.1 million) to $222.1 million. The financial summary for the three months ended June 30, 1997 and 1996, excluding the PHH Restructuring Charge follows ($000's):

                                        1997             1996           Variance
                                     ----------       ----------       ---------
         Operating income            $  222,140       $  106,090            109%
         Net income                  $  120,551       $   59,939            101%


SEGMENT DISCUSSION OF OPERATING INCOME

     Since the majority of the PHH Restructuring Charge does not directly apply to the Company's operating segments, the following segment information and discussions exclude the PHH Restructuring Charge.

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

Operating income ($000's)                  1997            1996         Variance
-------------------------                --------       --------       ---------
Adjusted net revenue .............       $531,832       $301,444             76%
Operating expenses ...............        309,692        195,354             59%
                                         --------       --------
Operating income .................       $222,140       $106,090            109%
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

Operating income ($000's)                  1997           1996          Variance
-------------------------                -------        -------        --------
Adjusted net revenue ............        $63,438        $58,397              9%
Operating expenses ..............         19,237         21,147             (9%)
                                         -------        -------
Operating income ................        $44,201        $37,250             19%
                                         =======        =======

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

Operating income ($000's)                  1997           1996          Variance
-------------------------                -------        -------         --------
Adjusted net revenue ............        $65,786        $62,822              5%
Operating expenses ..............         40,756         46,150            (12%)
                                         -------        -------
Operating income ................        $25,030        $16,672             50%
                                         =======        =======

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

Operating income ($000's)                   1997           1996         Variance
-------------------------                 -------        -------        --------
Adjusted net revenue .............        $80,556        $53,238             51%
Operating expenses ...............         33,075         29,787             11%
                                          -------        -------
Operating income .................        $47,481        $23,451            102%
                                          =======        =======

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

Operating income ($000's)                   1997           1996         Variance
-------------------------                 -------        -------        --------
Adjusted net revenue .............        $42,497        $35,269             20%
Operating expenses ...............         23,829         21,631             10%
                                          -------        -------
Operating income .................        $18,668        $13,638             37%
                                          =======        =======

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

Operating income ($000's)                  1997           1996          Variance
-------------------------                --------       --------        --------
Adjusted net revenue .............       $103,448       $ 83,741             24%
Operating expenses ...............         78,158         72,871              7%
                                         --------       --------
Operating income .................       $ 25,290       $ 10,870            133%
                                         ========       ========

     The $14.4 million (133%) increase in operating income is attributable to a $19.7 million (24%) increase in adjusted net revenue net of a $5.3 million (7%) increase in expenses. The increase in adjusted net revenue was primarily attributable to $8.3 million of incremental revenue generated by acquired CBRS operations. Pro forma revenue increased $6.1 million (6%) from 1996 primarily as a result of an increase in referral fees. The $5.3 million increase in operating expenses included expenses associated with the acquired operations net of $2.4 million of restructuring related savings in 1997.

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

Operating income ($000's)                   1997           1996         Variance
-------------------------                 -------        -------        --------
Adjusted net revenue .............        $26,810        $ 7,977            236%
Operating expenses ...............          6,552          3,768             74%
                                          -------        -------
Operating income .................        $20,258        $ 4,209            381%
                                          =======        =======

     Operating income increased $16.0 million (381%) primarily as a result of $20.8 million of equity in earnings of ARAC, which was acquired in October 1996. Such gains were offset by the absence of $4.1 million in fees associated with the license of the CENTURY 21 trademark to Amre, Inc. which filed for bankruptcy protection in February 1997.

Year-To-Date 1997 vs 1996

     As a result of the $303 million PHH Restructuring Charge, the Company reported a $15.3 million net loss, representing a $119.0 million decrease from 1996. The Company reported a net loss per share of $.10 compared to EPS of $.68 in 1996. Operating income decreased 53% ($98.1 million) from 1996 to $87.4 million. Consolidated net revenue increased 76% ($476.6 million) to $1.1 billion.

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

     The financial summary for the six months ended June 30, 1997 and 1996 including the PHH Restructuring Charge follows ($000's):

                                     1997              1996             Variance
                                 -----------       -----------          --------
Net revenue ...............      $ 1,099,597       $   623,044               76%
Operating expenses ........        1,012,189           437,504              131%
                                 -----------       -----------
Operating income ..........      $    87,408       $   185,540               53%
                                 ===========       ===========

Net income (loss) .........      $   (15,344)      $   103,617               --%
Interest, net .............      $    30,747       $    10,766              186%

     Excluding the PHH Restructuring Charge, consolidated net income increased 104% ($108.0 million) to $211.7 million in 1997, while EPS increased 78% ($.53 ) to $1.21. Operating income increased 110% (204.8 million) to $390.4 million. The financial summary for the six months ended June 30, 1997 and 1996, excluding the PHH Restructuring Charge follows ($000's):

                                      1997              1996            Variance
                                    --------          --------          --------
Operating income ..............     $390,408          $185,540             110%
Net income ....................     $211,656          $103,617             104%


SEGMENT DISCUSSION OF OPERATING INCOME

     Since the majority of the PHH Restructuring Charge does not directly apply to the Company's operating segments, the following segment information and discussions exclude the PHH Restructuring Charge.

     Adjusted net revenue consists of gross revenue of $1.1 billion and $623.0 million for 1997 and 1996, respectively, less $85.8 million and $75.5 million of marketing and reservation revenue, for the same respective periods. Operating expenses include depreciation and amortization but exclude interest expense and income taxes. Results for the Company's segments are as follows:

Operating income ($000's)                1997           1996            Variance
-------------------------            -----------     ----------         --------
Adjusted net revenue ..........      $1,013,789      $  547,553              85%
Operating expenses ............         623,381         362,013              72%
                                     ----------      ----------
Operating income ..............      $  390,408      $  185,540             110%
                                     ==========      ==========

TRAVEL INDUSTRY

Lodging

Operating income ($000's)                1997            1996           Variance
-------------------------              --------        --------         --------
Adjusted net revenue ............      $117,480        $109,657              7%
Operating expenses ..............        37,279          44,458            (16%)
                                       --------        --------
Operating income ................      $ 80,201        $ 65,199             23%
                                       ========        ========

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

Car Rental

Operating income ($000's)                                1997
-------------------------                             ---------
Adjusted net revenue .................................$ 118,870
Operating expenses ...................................   76,293
                                                       --------
Operating income .....................................$  42,577
                                                      =========

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

Timeshare

Operating income ($000's)                                1997
-------------------------                             ---------
Adjusted net revenue ................................ $ 187,710
Operating expenses ...................................  148,139
                                                      ---------
Operating income .....................................$  39,571
                                                      =========

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

Fleet Management Services

Operating income ($000's)                 1997           1996           Variance
-------------------------               --------       --------         --------
Adjusted net revenue ............       $146,581       $133,770             10%
Operating expenses ..............         89,387         90,899             (2%)
                                        --------       --------
Operating income ................       $ 57,194       $ 42,871             33%
                                        ========       ========

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


REAL ESTATE INDUSTRY

Real Estate Franchise

Operating income ($000's)                  1997           1996          Variance
-------------------------                --------       --------        --------
Adjusted net revenue .............       $133,734       $ 75,600             77%
Operating expenses ...............         66,557         43,785             52%
                                         --------       --------
Operating income .................       $ 67,177       $ 31,815            111%
                                         ========       ========

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

Relocation

Operating income ($000's)                  1997           1996          Variance
-------------------------                --------       --------        --------
Adjusted net revenue .............       $188,693       $151,115             25%
Operating expenses ...............        149,441        132,885             12%
                                         --------       --------
Operating income .................       $ 39,252       $ 18,230            115%
                                         ========       ========

     The $21.0 million (115%) increase in operating income is attributable to approximately $14.3 million of operating income from relocation businesses owned for the entire six month periods of 1997 and 1996 and the balance was generated from acquired CBRS operations.

Mortgage Services

Operating income ($000's)                   1997           1996         Variance
-------------------------                 -------        -------        --------
Adjusted net revenue .............        $76,129        $55,154             38%
Operating expenses ...............         44,669         39,087             14%
                                          -------        -------
Operating income .................        $31,460        $16,067             96%
                                          =======        =======

     Operating income increased 96% as a result of a 38% increase in adjusted net revenue, net of a 14% increase in operating expenses. The increase in adjusted net revenue resulted from a 63% increase revenue from new production and a 7% increase in revenue from the servicing portfolio. The volume of new loan production decreased 6% from $4.5 billion to $4.3 billion as a result of a 37% decrease in refinancing volume which was offset by a 21% increase in purchase mortgage volume. The average fee earned in new production increased from 68 basis points to 117 basis points as a result of improved profitability achieved in the sale of loans in the secondary market. Operating expenses increased 14% due to the larger servicing portfolio as well as increased recruiting, training and systems development costs.

Other Segment

Operating income ($000's)                   1997          1996          Variance
-------------------------                 -------        -------        --------
Adjusted net revenue .............        $44,592        $22,257            100%
Operating expenses ...............         11,616         10,898              7%
                                          -------        -------
Operating income .................        $32,976        $11,359            190%
                                          =======        =======

     Operating income increased 190% ($21.6 million) primarily as a result of $24.3 million of equity in earnings of ARAC, which was acquired in October 1996.


LIQUIDITY AND CAPITAL RESOURCES

Acquisitions Overview

     The Company continues to seek to expand and strengthen its leadership position in the travel and real estate industry segments. Following the April 30, 1997 merger with PHH, the Company believes it has achieved annual points of contact with over 100 million consumers involved in significant dollar volumes of annual transactions in the travel and real estate industries. The Company's desire to cross-market within its businesses and expand the revenue streams of each business as well as market to its millions of consumer contacts was the primary motivation for the proposed merger with CUC, which the Company believes currently possesses the expertise in direct marketing necessary to accomplish the Company's objectives.

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

Financing

     Management believes that the Company has excellent liquidity and has expanded its access to liquidity following both the completed merger with PHH and the proposed merger with CUC. Most significant, the Company has generated significant positive cash flow from operations in every quarter since its initial public offering in December 1992, excluding the second quarter of 1997 when it incurred a pre-tax $303 million merger and restructuring charge in connection with the PHH merger. The Company has demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic transactions. Indicative of the Company's creditworthiness, Standard & Poors Corporation ("S&P") affirmed its A credit rating of the Company's publicly issued debt following the announcement of both the PHH and CUC mergers and Moody's Investors Service, Inc. ("Moody's") upgraded the Company's debt rating to A3 following the PHH merger. Please note that a rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

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

     PHH debt is issued without recourse to the Company. The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, PHH will continue to reduce outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 1997, PHH's aggregate outstanding borrowings approximated $3.1 billion in outstanding commercial paper, $1.5 billion in medium-term notes and $0.2 billion in other debt securities.

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

     The Company generated $1.1 billion of cash flow from operations, representing a $358 million (202%) increase from the same period of 1996. The comparative increase in cash flow from operations primarily resulted from a $779 million increase in net in mortgage loans held for sale. Net cash used in investing activities decreased $514.2 million to $1.1 billion, reflecting a decrease in acquisition related payments. Cash provided by financing activities decreased $1.7 billion as a result of $1.1 billion of proceeds received in a June 1996 equity offering, $171 million of 1997 treasury stock purchases and $240 million of proceeds received from the issuance of the 4-1/2% Notes in February 1996.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and will reclassify a portion of its excess servicing fees to interest-only strips. The effect of adopting SFAS No. 125 is not expected to be material to the Company's operations or financial condition.

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


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which requires preparation of a new basic financial statement which considers the impact of certain economic events that have heretofore been reflected as adjustments to stockholder's equity but have not impacted reported earnings on the consolidated statements of operations. Comprehensive income per share is not required to be shown on the new statement.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provisions of SFAS 130 on January 1, 1998.

     Upon adoption of SFAS 130, the Company will classify other comprehensive income separately into foreign currency translation adjustments, unrealized gains and losses on securities and minimum pension liability adjustments.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report information about operating segments in annual financial statements as well as selected information about the operating segments in interim reports issued to shareholders. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the disclosure requirements of SFAS 131 on December 31, 1998.

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

      As of the close of business on March 3, 1997, there were issued and outstanding 127,529,530 shares of HFS common stock. Of such shares, 112,120,601 were duly represented at the meeting constituting a quorum. The following represents the results of such meeting:

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

         Accordingly, all such proposals were duly approved

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
No.       Description

3.1 Certificates of Amendment to the Restated Certificate of Incorporation of the Company, dated April 30, 1997.*
3.2       Amended and Restated By-Laws of the Company.*
10.1 Master License Agreement, dated July 30, 1997, among HFS Car Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co., Inc. *
11        Statement of Computation of Earnings Per share.*
27        Financial Data Schedule.*

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

          The Company filed a report on Form 8-K dated July 16, 1997 reporting under Items 5 and 7 the financial statements and management's discussion and analysis of financial condition and results of operations of the Company and gives retroactive effect to the acquisition of PHH with and into the Company which has been accounted for as a pooling of interests. The Form 8-K included the audited consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996.

---------------------
*Filed with the Form 10-Q for the quarter ended June 30, 1997
 (File No. 1-11402).

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HFS Incorporated




                                By:         /s/ Scott E. Forbes
                                          Scott E. Forbes
                                          Senior Vice President
Date: August 26, 1996                     and Chief Accounting Officer