Form 10-Q
period 1997-09-30
HFS INC
filed 1997-11-14
CIK 891104

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                           Commission File No. 1-11402

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


                                (973) 428-9700
              (Registrant's telephone number, including area code)

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

     The number of shares outstanding of each of the Registrant's classes of common stock was 167,809,558 shares of Common Stock outstanding as of November 7, 1997.

                        HFS Incorporated and Subsidiaries

                                      INDEX




PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------

     Item 1 - Financial Statements
              Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996...............3  - 4
               Consolidated Statements of Income - Three Months and
                  Nine Months Ended September 30, 1997 and 1996.............5
               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996.............6

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................12  - 26


PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K............................27
      Signatures...........................................................28
      Index to Exhibits....................................................29

      Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the Company's pending merger with CUC International Inc.; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward- looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART 1 - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



ASSETS                                                                   September 30,   December 31,
                                                                              1997          1996
                                                                          -----------   -------------
CURRENT ASSETS
Cash and cash equivalents .............................................   $    93,667   $    69,541
Restricted cash .......................................................        23,825        89,849
Accounts and notes receivable,
   net of allowance for doubtful accounts .............................       857,338       687,907
Due from car rental operations of Avis Rent A Car, Inc., net ..........        62,633          --
Other current assets ..................................................        99,414       117,320
Deferred income taxes .................................................       127,472        93,798
                                                                          -----------   -----------

TOTAL CURRENT ASSETS ..................................................     1,264,349     1,058,415


Property and equipment - net ..........................................       321,035       328,528
Franchise agreements - net  ...........................................       942,780       995,947
Excess of cost over fair value of net - net............................     1,913,478     1,783,409
Other intangibles - net ...............................................       769,497       604,535
Investment in Avis Rent A Car, Inc. ...................................       124,879        76,540
Other assets ..........................................................       537,687       289,392
                                                                          -----------   -----------

Total assets exclusive of assets under management and mortgage programs     5,873,705     5,136,766
                                                                          -----------   -----------

Assets under management and mortgage programs:
   Net investment in leases and leased vehicles .......................     3,547,217     3,418,666
   Relocation receivables .............................................       587,310       773,326
   Mortgage loans held for sale .......................................     1,162,220     1,248,299
   Mortgage servicing rights and fees .................................       305,428       288,943
                                                                          -----------   -----------
                                                                            5,602,175     5,729,234
                                                                          -----------   -----------

TOTAL ASSETS ..........................................................   $11,475,880   $10,866,000
                                                                          ===========   ===========



     See accompanying notes to consolidated financial statements.

                        HFS Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)



LIABILITIES AND SHAREHOLDERS' EQUITY                                   September 30,   December 31,
                                                                           1997            1996
                                                                       ------------    ------------
CURRENT LIABILITIES
Accounts payable and other accrued expenses ........................   $    913,969    $    855,770
Short-term debt ....................................................           --           150,000
Due to car rental operations of Avis Rent A Car, Inc., net .........           --            61,807
Current portion of long-term debt ..................................          1,247           2,995
                                                                       ------------    ------------

TOTAL CURRENT LIABILITIES ..........................................        915,216       1,070,572

Long-term debt .....................................................      1,662,169         748,421
Deferred revenue ...................................................        397,754         397,034
Other liabilities ..................................................        204,608         231,951
                                                                       ------------    ------------

Total liabilities exclusive of liabilities under programs ..........      3,179,747       2,447,978
                                                                       ------------    ------------

Liabilities under management and mortgage programs:
   Debt ............................................................      4,952,083       5,089,943
   Deferred income taxes ...........................................        300,683         281,948
                                                                       ------------    ------------
                                                                          5,252,766       5,371,891
                                                                       ------------    ------------

Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value - authorized 10,000,000 shares;
   none issued and outstanding .....................................           --              --
Common stock, $.01 par value - authorized 600,000,000 shares;
   issued 162,808,704 and 158,728,807 shares, respectively .........          1,628           1,588
Additional paid-in capital .........................................      2,277,933       2,236,367
Retained earnings ..................................................        966,385         830,970
Net unrealized gain on investment ..................................           --             4,366
Currency translation adjustment ....................................        (12,109)         (8,008)
Treasury stock, at cost (3,087,400 and 322,500 shares, respectively)       (190,470)        (19,152)
                                                                       ------------    ------------

TOTAL SHAREHOLDERS' EQUITY .........................................      3,043,367       3,046,131
                                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 11,475,880    $ 10,866,000
                                                                       ============    ============



     See accompanying notes to consolidated financial statements.

                        HFS Incorporated and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                          --------------------------    -----------------------------
                                                             1997           1996            1997             1996
                                                          -----------    -----------    -------------   -------------

REVENUES:
   Service fees, net                                      $   597,872    $   389,527    $   1,627,076   $     974,754
   Fleet leasing (net of depreciation and
     interest costs of $307,908, $283,086,
     $892,186 and $839,080, respectively)                      13,148         14,297           42,905          41,016
   Other, net                                                  38,860          5,747           79,496          16,845
                                                          -----------    -----------    -------------   -------------
Net revenues                                                  649,880        409,571        1,749,477       1,032,615
                                                          -----------    -----------    -------------   -------------

EXPENSES:
   Operating                                                  222,771        173,771          657,835         469,154
   Marketing and reservation                                   80,897         50,044          211,378         115,994
   General and administrative                                  18,670         17,647           75,782          56,836
   Merger and restructuring charge associated
     with business combination                                     --             --          303,000              --
   Depreciation and amortization                               44,541         25,224          131,075          62,206
   Interest, net                                               17,239          1,070           47,986          11,836
                                                          -----------    -----------    -------------   -------------
Total expenses                                                384,118        267,756        1,427,056         716,026
                                                          -----------    -----------    -------------   -------------

Income before income taxes                                    265,762        141,815          322,421         316,589
Provision for income taxes                                    108,359         56,941          180,364         128,098
                                                          -----------    -----------    -------------   -------------
Net income                                                $   157,403    $    84,874    $     142,057   $     188,491
                                                          ===========    ===========    =============   =============

SHARE INFORMATION:

Net income per share
   Primary                                                $       .89    $       .50    $         .83   $        1.20
                                                          ===========    ===========    =============   =============

   Fully diluted                                          $       .88    $       .50    $         .81   $        1.19
                                                          ===========    ===========    =============   =============


Weighted average common and common
   equivalent shares outstanding
       Primary                                                179,703        171,947          175,611         160,068
                                                          ===========    ===========    =============   =============

       Fully diluted                                          183,084        172,313          178,804         160,891
                                                          ===========    ===========    =============   =============



     See accompanying notes to consolidated financial statements.

                        HFS Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Nine Months Ended
                                                                                        September 30,
                                                                                      1997                  1996
                                                                                --------------       ----------------
Operating Activities:
   Net income                                                                   $      142,057       $       188,491
   Restructuring charge                                                                303,000                    --
   Restructuring related payments                                                     (137,000)                   --
   Increase (decrease) from changes in:
     Assets under management programs:
       Depreciation and amortization under management and mortgage programs            812,309               764,172
       Mortgage loans held for sale                                                     86,079              (318,767)
   Other operating activity                                                            (24,729)               76,443
                                                                                --------------       ---------------
     Net cash provided by operating activities                                       1,312,791               772,546
                                                                                --------------       ---------------

Investing Activities:
  Assets under management and mortgage programs:
   Investment in leases and leased vehicles                                         (1,565,857)           (1,217,700)
   Payments received on investment in leases and leased vehicles                       615,153               470,193
   Equity advances in homes under management                                        (4,185,486)           (2,347,351)
   Repayment of advances on homes under management                                   4,341,295             2,377,103
   Additions to originated mortgage servicing rights                                  (147,608)             (115,219)

  Property and equipment additions                                                     (62,662)              (35,955)
  Investment in preferred stock                                                       (181,191)                   --
  Due from Avis Rent A Car, Inc.                                                      (124,440)                   --
  Net assets acquired, exclusive of cash acquired                                     (498,845)             (970,885)
  Proceeds from sale of assets                                                          21,750                38,018
  All other investing activities                                                        20,435               (11,052)
                                                                                --------------       ----------------
     Net cash used in investing activities                                          (1,767,456)           (1,812,848)
                                                                                ---------------      ----------------

Financing Activities:
   Proceeds from borrowings                                                          3,046,657             1,538,130
   Principal payments on borrowings                                                 (1,748,901)           (1,198,078)
   Net change in short term borrowings under management
     and mortgage programs                                                            (693,891)              114,518
   Issuance of common stock, net                                                        53,302             1,176,810
   Redemption of Series A Preferred Stock of Century 21                                     --               (80,000)
   Purchases of treasury stock                                                        (171,318)               (8,025)
   Payment of dividends of pooled entities                                              (6,644)              (18,356)
                                                                                ---------------      ----------------
     Net cash provided by financing activities                                         479,205             1,524,999
                                                                                --------------       ---------------

Effect of changes in exchange rates on cash and cash equivalents                          (414)              (17,104)

Net increase in cash and cash equivalents                                               24,126               467,593
Cash and cash equivalents, beginning of period                                          69,541                22,923
                                                                                --------------       ---------------
Cash and cash equivalents, end of period                                        $       93,667       $       490,516
                                                                                ==============       ===============

     See accompanying notes to consolidated financial statements.

                        HFS Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated balance sheet of HFS Incorporated and subsidiaries (the "Company") as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature recorded during the three and nine months ended September 30, 1997 and 1996 except for a one-time charge of $303 million ($227 million after tax), recorded in the second quarter of 1997 representing transaction and restructuring costs incurred in connection with the merger of the Company with PHH Corporation ("PHH") (See Note 4). The Company is a global provider of fee-based consumer services primarily to the travel and real estate industries. The Company therefore experiences seasonal revenue patterns similar to those of the travel and real estate industries wherein the summer months produce higher revenue than other periods of the year. Accordingly, the first and fourth quarters are traditionally weaker than the second and third quarters and as such interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts and transactions of all wholly-owned and majority owned subsidiaries, except for the Company's ownership of Avis Rent A Car, Inc. ("ARAC"), which is accounted for under the equity method (See Note 7). All material intercompany balances and transactions have been eliminated in consolidation. On April 30, 1997, the Company acquired PHH by merger, which has been accounted for as a pooling of interests (See Note
3). Accordingly, the accompanying consolidated financial statements have been restated as if the Company and PHH had operated as one entity since inception. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of the common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc.

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's consolidated financial statements, included in the Company's Form 8-K dated July 16, 1997. The December 31, 1996 consolidated balance sheet was derived from the Company's audited financial statements and should be read in conjunction with such consolidated financial statements and notes thereto.

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the presentation used in 1997.


2.   Pending Merger with CUC International Inc.

     On May 27, 1997, the Company entered into a definitive merger agreement (with CUC International Inc. ("CUC") pursuant to which the Company is expected to merge with and into CUC,(the "CUC Merger")and be renamed Cendant Corporation.

In connection with the CUC Merger, each share of the Company's common stock shall be converted into the right to receive 2.4031 shares of CUC common stock. CUC is a leading technology-driven, membership-based consumer services company, providing its members with access to a variety of goods and services worldwide, including such services as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. CUC reported total revenues and net income of $2.3 billion and $164.1 million, respectively, for the year ended January 31, 1997. The CUC Merger received approval from the shareholders of each company on October 1, 1997 and also requires Federal Trade Commission approval which has not yet been received. The CUC Merger will be accounted for as a pooling of interests.


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

     The following table shows the historical operating results of the Company and PHH for the periods prior to the PHH Merger ($000's):

                        For the four months               For the nine months
                       ended April 30, 1997             ended September 30, 1996
                       --------------------             ------------------------
Net revenues
     HFS .................   $  473,969                       $  550,010
     PHH ................       237,838                          482,605
                             ----------                       ----------
         Total ...........   $  711,807                       $1,032,615
                             ==========                       ==========

Net income
     HFS .................   $   83,667                       $  130,960
     PHH .................       41,747                           57,531
                             ----------                       ----------
         Total ...........   $  125,414                       $  188,491
                             ==========                       ==========


4.   Merger and Restructuring Charge

     The Company recorded a one-time pre-tax merger and restructuring charge ("PHH Restructuring Charge") of $303 million ($227 million, after tax) during the second quarter of 1997 in connection with the PHH Merger. Excluding the PHH Restructuring Charge, net income was $369 million or $2.07 per share for the nine months ended September 30, 1997. The PHH Restructuring Charge is summarized by type as follows ($000's):

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
                                                          =============


     Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation service businesses and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from the change of control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees, substantially all of whom are located in North America. As of September 30, 1997, 369 employees were terminated. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Business termination charges relate to the exiting of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the Company's strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess space.

     The Company anticipates that approximately $236 million will be paid in cash in connection with the PHH Restructuring Charge of which $137 million was paid through September 30, 1997. The remaining cash portion of the PHH Restructuring Charge will be financed through cash generated from operations and borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998 and will result in pre-tax savings approximating $100 million with the full benefit of cost reductions beginning in 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.


5.   Pro Forma Information

     The following table reflects the unaudited operating results of the Company for the nine months ended September 30, 1996 on a pro forma basis, which gives effect to the following 1996 acquisitions, accounted for under the purchase method of accounting, and the related financing of such acquisitions as if they had occurred on January 1, 1996: (i) the Travelodge(R) franchise system; (ii) the Electronic Realty Associates(R) franchise system; (iii) the six CENTURY 21(R) non-owned regions; (iv) Coldwell Banker Corporation; (v) Avis, Inc.; and
(vi) Resort Condominiums International, Inc. ($000's, except per share data):

         Net revenues                                       $   1,516,822
         Net income                                               242,430
         Net income per share (fully diluted)                        1.38

6.   Investment in ARAC

     Upon entering into a definitive merger agreement to acquire Avis, Inc. in July 1996, the Company announced its strategy to dilute its interest in ARAC's car rental operations while retaining assets associated with the franchise business, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. In September 1997, ARAC completed an initial public offering ("IPO") resulting in a 72.5% dilution of the Company's investment interest. Net proceeds approximating $359.3 million retained by ARAC were used to fund its August 20, 1997 acquisition of The First Gray Line Corporation and repay ARAC indebtedness.

     The Company licenses the Avis trademark to ARAC pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of ARAC revenue, escalating to 4.5% of ARAC revenue over a 5-year period. In addition, the Company operates the telecommunications and computer processing system which services ARAC for reservations, rental agreement processing, accounting and fleet control for which the Company charges ARAC at cost. Summarized financial information of ARAC is as follows ($000's):

                              Avis Rent A Car, Inc.


Balance sheet data:          September 30, 1997          December 31, 1996
                             ------------------          -----------------
    Vehicles ...........        $3,364,660                    $2,243,492
    Total assets .......         4,717,107                     3,131,357
    Debt ...............         3,285,548                     2,295,474
    Total liabilities ..         4,263,001                     3,054,817
    Shareholders' equity           454,106                        76,540


                             Three Months Ended               Nine Months Ended
Statement of income data:    September 30, 1997              September 30, 1997
                             ------------------              ------------------
    Revenues .................   $  580,049                   $1,525,696
    Income before provision
      for income taxes .......       24,953                       49,313
    Net income ............. .       13,868                       26,974


7.   Redemption of 4-1/2% Notes

     On September 22, 1997, the Company exercised its option to redeem the outstanding 4-1/2% Convertible Senior Notes ("4-1/2% Notes") effective October 15, 1997 in accordance with the provisions of the indenture under which the 4-1/2% Notes were issued. Prior to the redemption date, each of the 4-1/2% Notes were converted into shares of Company common stock. Accordingly, the Company issued 8.2 million shares of Company common stock as a result of the conversion of such notes of which 0.1 million shares of Company common stock were issued as of September 30, 1997.


8.   Investment in NRT

     During the third quarter, the Company acquired $182 million of preferred stock (included in other assets) of NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company acquired $188.7 million of certain intangible assets including trademarks associated with real estate brokerage firms acquired by NRT in the third quarter of 1997. The Company, at its discretion, may acquire up to $81.3 million of additional NRT preferred stock and may also purchase up to $257.3 million of certain intangible assets of real estate brokerage firms acquired by NRT.

     In September 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust (the "Trust"), and two other regional real estate brokerage businesses. The Trust is an independent trust to which the Company contributed the brokerage offices formerly owned by Coldwell Banker Corporation in connection with the Company's acquisition of Coldwell Banker Corporation. NRT is the largest residential brokerage firm in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




GENERAL OVERVIEW

     HFS Incorporated, together with its subsidiaries (the "Company"), is a leading global provider of consumer services. The Company provides fee-based services that primarily fall within the Travel and Real Estate industries. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers.

     In the travel industry, the Company is the world's largest franchisor of lodging facilities and car rental operations, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services.

     In the real estate industry, the Company is the world's largest franchisor of real estate brokerage offices, the world's largest provider of corporate relocation services and operates the tenth largest mortgage lender business in the United States.

     On May 27, 1997, the Company entered into a definitive merger agreement with CUC International Inc. ("CUC"), pursuant to which the Company is expected to merge with and into CUC (the "CUC Merger"), and be renamed Cendant Corporation. In connection with the CUC Merger, each share of the Company's common stock shall be converted into the right to receive 2.4031 shares of CUC common stock. CUC is a leading technology-driven membership-based consumer services company with shares traded on the New York Stock Exchange. CUC's business profile is consistent with the Company's in that CUC's primary revenue source consists of recurring membership revenue rather than revenue from the sale of goods and services to club members.


RESULTS OF OPERATIONS

3Q 1997 vs 3Q 1996

     Consolidated net income increased 85% ($72.5 million) to $157.4 million in 1997 while earnings per share ("EPS") increased 76% ($.38) to $.88. Operating income (revenue less expenses, excluding interest and income taxes) increased 98% ($140.1 million) to $283.0 million. Consolidated net revenue increased 59% ($240.3 million) to $649.9 million.

     Net interest expense increased $16.2 million primarily resulting from borrowings under revolving credit arrangements which financed 1997 treasury stock purchases, restructuring expenditures and acquisition related expenditures. The weighted average effective interest rate increased from 5.7% to 5.8% as a result of higher short-term interest rates.

SEGMENT DISCUSSION OF OPERATING INCOME

     Certain of the underlying segments are comprised of businesses which were acquired in 1996 and accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies were included in the consolidated operating results of the Company from the respective dates of acquisition. In such circumstances, for comparative purposes, the segment discussion compares the 1997 operating results with the pro forma operating results for 1996, which assumes that the businesses acquired during 1996, were acquired on January 1, 1996. Operating expenses include depreciation and amortization but exclude interest expense and income taxes. Results for the Company's business segments are as follows:


TRAVEL INDUSTRY

Lodging

     The Company operates eight nationally recognized lodging brands with approximately 5,700 lodging properties under franchise contracts of up to 20 years in duration. The Company provides central reservation system services and national marketing programs, which are completely funded by its franchisees from a designated portion of the franchise fees. The Company charges royalty fees based on a percentage of franchisee gross room sales to fund all expenses not covered by marketing and reservation fees, such as quality assurance inspections and franchise sales and service functions. Accordingly, the significant revenue drivers of the lodging segment are the number of royalty-paying franchise units and the average royalty rate which they pay. Other relevant drivers are the average daily rates and occupancy percentage of the underlying lodging properties.

Operating income ($000's)       1997       1996   Variance
-------------------------   --------   --------   --------
    Net revenue .........   $124,473   $115,670          8%
    Operating expenses ..     73,487     71,530          3%
                            --------   --------
    Operating income ....   $ 50,986   $ 44,140         16%
                            ========   ========

     The net revenue increase resulted from an 8% increase in royalty fees and a 41% increase in revenue from preferred alliances seeking access to the Company's franchisees and their underlying consumer base. The increase in royalty fees resulted primarily from a 5% growth in franchised rooms from the same period in 1996. The 3% increase in operating expenses represents increased marketing expenses associated with funds administered by the Company on behalf of franchisees on a pass-through basis (corresponding franchisee contribution included in revenue).

Car Rental

     The Company acquired HFS Car Rental, Inc. (formerly Avis, Inc.) on October 17, 1996. In September 1997, ARAC completed an IPO Resulting in a 72.5% dilution of the Company's investment in a subsidiary that operated the car rental operations of HFS Car Rental, Inc. The Company retained the assets that are consistent with the Company's service provider business profile, including the trademark, franchise agreements, reservation system and information technology system. The Company receives fees based on a master license agreement with ARAC and other third party licensees. The Company's equity in the earnings of ARAC after royalty and reservation fees are reported in the Company's other segment.

                                            Pro Forma
Operating income ($000's) .........  1997      1996     Variance
----------------------------------- -------   -------   --------
    Net revenue ................... $62,787   $59,315         6%
    Operating expenses ...........   37,596    38,334        (2%)
                                    -------   -------
    Operating income ............   $25,191   $20,981        20%
                                    =======   =======

     Pro forma operating income increased $4.2 million (20%) from 1996 to 1997 as a result of $1.3 million (7%) increase in royalty fees and $2.2 million of preferred alliance and other revenue. A 6% increase in franchisee car rental price per day contributed to the royalty increase.

Timeshare

     The Company acquired Resort Condominiums International, Inc. ("RCI") in November 1996 as such, amounts for 1996 are pro forma. RCI sells subscription memberships to owners of vacation timeshare resorts which allows the members to exchange their timeshare accommodations for timeshare accommodations owned by other members at participating affiliated resorts worldwide. In addition to membership fees, RCI earns fees for exchanges processed by its call centers. The key timeshare revenue drivers include the number of fee paying members and exchanges as well as each corresponding average fee.

                                               Pro Forma
Operating income ($000's) ........      1997      1996       Variance
                                      -------   -------      --------
    Net revenue ......................$86,860   $78,164        11%
    Operating expenses ............... 64,392    66,649        (3%)
                                      -------   -------
    Operating income .................$22,468   $11,515        95%
                                      =======   =======

     Pro forma operating income increased $11.0 million (95%) from 1996 to 1997 as a result of expense reductions realized following the November 1996 acquisition of RCI. Pro forma revenue increased 11% as a result of a 9% increase in exchange revenue and a 24% increase in subscription revenue, resulting from membership and price increases.

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

Operating income ($000's)      1997      1996   Variance
-------------------------   -------   -------   --------
    Net revenue .........   $59,810   $59,062         1%
    Operating expenses ..    41,104    44,156        (7%)
                            -------   -------
    Operating income ....   $18,706   $14,906        25%
                            =======   =======

     Net revenue increased only $.7 million (1%) as a result of the Company's January 1997 sale of certain credit card operations. The Company currently participates in such credit card operations as a joint venture partner and accordingly, records revenue based on its equity in earnings of the joint venture. As a result, revenue in 1997 includes revenue, net of expenses from the joint venture, compared to gross revenue received from corresponding, wholly-owned credit card operations in 1996. Assuming the joint venture commenced January 1, 1996, pro forma net revenue increased 12% primarily as a result of $3.6 million of increased fuel card revenue in the United Kingdom and a $1.6 million increase in the United States fleet card operations. Operating income increased 25% as a result of savings generated from the restructuring of operations subsequent to the PHH Merger.


REAL ESTATE INDUSTRY

Real Estate Franchise

     The Company licenses brand names to independently owned brokerage offices associated with three of the four largest real estate brokerage franchise systems in the world. The Company acquired the world's largest franchise system, the CENTURY 21(R) franchise system, in August 1995, the ERA(R) franchise system in February 1996 and the Coldwell Banker(R) franchise system in May 1996. The most significant revenue driver for the real estate franchise business is the number of real estate sales transactions for which the broker receives commission revenue. Royalties are calculated based on a percentage of such franchisee commission revenue. Marketing fees are collected from franchisees by the Company and are used to fund national advertising expenditures and other marketing activities.

Operating income ($000's)      1997      1996   Variance
-------------------------   -------   -------   --------
    Net revenue .........   $98,344   $79,426        24%
    Operating expenses ..    36,574    36,187         1%
                            -------   -------
    Operating income ....   $61,770   $43,239        43%
                            =======   =======

     Operating income increased 43% as a result of a $18.9 million (24%) increase in net revenue and only a $0.4 million (1%) increase in operating expenses. The royalty portion of revenue increased $13.0 million (18%) to $85.8 million. Increased royalty revenue reflects higher broker sales volume primarily resulting from a 5 % increase in real estate transactions and a 12% increase in the average price of homes sold. The net revenue increase also reflects a 75% increase in revenue from preferred alliance programs to $8.3 million in 1997. The Company limited operating expenses to a $0.4 million (1%) increase as a result of the post-acquisition realization of cost savings associated with the consolidation of operating functions of its franchise systems.

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

Operating income ($000's)       1997       1996   Variance
-------------------------   --------   --------   --------
    Net revenue .........   $112,034   $101,958         10%
    Operating expenses ..     76,907     80,804         (5%)
                            --------   --------
    Operating income ....   $ 35,127   $ 21,154         66%
                            ========   ========

     The $14.0 million (66%) increase in operating income is attributable to a $10.1 million (10%) increase in net revenue and $3.9 million (5%) decrease in expenses. The increase in net revenue was primarily attributable to an increase in referral fees from home sale transactions. The $3.9 million reduction in operating expenses primarily reflects savings associated with the restructuring of relocation operations following the PHH Merger.

Mortgage Services

     Mortgage services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company packages such mortgage loans for sale in secondary markets generally within 45 days of origination and retains servicing rights. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, financial institutions, real estate brokerage firms and mortgage banks by a combination of retail teleservices delivery and wholesale correspondent lending arrangements.

Operating income ($000's)      1997      1996   Variance
-------------------------   -------   -------   -------
    Net revenue .........   $51,602   $40,513        27%
    Operating expenses ..    32,161    26,533        21%
                            -------   -------
    Operating income ....   $19,441   $13,980        39%
                            =======   =======

     Operating income increased 39% as a result of a 27% increase in net revenue. The increase in net revenue resulted primarily from a $6.2 million (22%) increase in loan origination revenue due to an increase in loan closings ($3.5 billion for third quarter ) and a $4.9 million (41%)increase in loan servicing fees. Operating expenses increased $5.6 million (21%), reflecting the increase in current loan origination volume and anticipation of future volume increases.

Other

     Other business operations primarily consist of the equity in earnings from the Company's investment in ARAC after charging ARAC franchise, reservation, and information technology fees and other ancillary operations or transactions which are not included in the Company's primary business segment operations. Operating expenses also include corporate overhead expenses which are not allocated to other operating business segments. Operating income is summarized as follows:

Operating income ($000's)      1997      1996   Variance
-------------------------   -------   -------   -------
    Net revenue .........   $53,970   $12,943       317%
    Operating expenses ..     4,658     7,476       (38%)
                            -------   -------
    Operating income ....   $49,312   $ 5,467       802%
                            =======   =======

     Operating income increased $43.8 million primarily as a result of $26.9 million of the equity in earnings of ARAC.

Year-To-Date 1997 vs 1996

     The Company incurred an anticipated $303 million one-time merger and restructuring charge ($227 million, after tax) (the "PHH Restructuring Charge") during the second quarter of 1997 in connection with the merger with PHH on April 30, 1997.

     The PHH Restructuring Charge was comprised of approximately $142.4 million of personnel related expenses, $36.8 million of professional fees, $44.7 million of business termination costs, $57.1 million of facility related expenses and $22.0 million of other expenses directly associated with the PHH Merger. Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation service businesses and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from the change of control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees substantially all of whom are located in North America and of whom 369 employees were terminated as of September 30, 1997. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Business termination charges relate to the exit of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the Company's revised strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in the consolidation and closure of excess space.

     The Company anticipates that approximately $236 million will be paid in cash in connection with the PHH Restructuring Charge of which $137 million was paid through September 30, 1997. The remaining cash portion of the PHH Restructuring Charge will be financed through cash generated from operations and borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998 and will result in pre-tax savings approximating $100 million with the full benefit of cost reductions beginning in 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

     The financial summary for the nine months ended September 30, 1997 and 1996 including the PHH Restructuring Charge is as follows ($000's):


Operating income ($000's)         1997         1996     Variance
-------------------------   ----------   ----------   ----------
    Net revenue .........   $1,749,477   $1,032,615           69%
    Operating expenses ..    1,379,070      704,190           96%
                            ----------   ----------
    Operating income ....   $  370,407   $  328,425           13%
                            ==========   ==========

    Net income ..........   $  142,057   $  188,491          (25%)
    Net income per share
     (fully diluted)        $      .81   $     1.19          (32%)

     Including the second quarter 1997 PHH Restructuring Charge, net income decrease $46.4 million (25%) while operating income increased $42.0 million (13%). Net interest expense increased 305% ($36.2 million) primarily resulting from borrowings under revolving credit arrangements which financed 1997 treasury stock purchases, restructuring expenditures, and acquisition related expenditures, while the weighted average effective interest rate increased from 5.7% to 5.9% as a result of higher short-term interest rates.

    Excluding the PHH Restructuring Charge, consolidated net income increased 96% ($180.6 million) to $369.1 million in 1997, while net income per share increased 74% ($.88) to $2.07. In addition, operating income increased 105% ($345.0 million) to $673.4 million.


SEGMENT DISCUSSION OF OPERATING INCOME

     Since the majority of the PHH Restructuring Charge does not directly apply to the Company's operating segments, the following segment information and discussions exclude the PHH Restructuring Charge. Operating expenses include depreciation and amortization but excludes interest expense and income taxes. The operating results of the Company's business segments are as follows:


TRAVEL INDUSTRY

Lodging

Operating income ($000's)       1997       1996   Variance
-------------------------   --------   --------   --------
    Net revenue .........   $322,427   $295,892          9%
    Operating expenses ..    191,240    186,555          3%
                            --------   --------
    Operating income ....   $131,187   $109,337         20%
                            ========   ========

     The net revenue increase resulted from a 7% increase in royalty fees and a 62% increase in revenue from preferred alliances seeking access to the Company's franchisees and their underlying consumer base. The increase in royalty fees resulted primarily from a 4% growth in franchised rooms from the same period in 1996. The 3% ($4.7 million) increase in operating expenses resulted from a 10% ($12.2 million) increase in marketing and reservation expenses which are funded by the Company's franchisees partially offset by the absorption of corporate overhead expenses by several other operating segments acquired in 1996.

Car Rental
                                                       Pro Forma
     Operating income ($000's)           1997              1996       Variance
     -------------------------        -----------      ---------      --------
         Net revenue                  $   181,657      $165,112            10%
         Operating expenses               113,889       109,561             4%
                                      -----------      --------
         Operating income             $    67,768      $ 55,551            22%
                                      ===========      ========

     Pro forma operating income increased 22% primarily as a result of a $3.3 million (5%) increase in royalty fees and $5.2 million of preferred alliance and other revenue. The increase in royalty fees was primarily attributable to a 5% increase in ARAC's car rental price per day.

Timeshare
                                           Pro Forma
Operating income ($000's) ....     1997       1996     Variance
                                 --------   --------   --------
    Net revenue ................ $274,570   $236,675         16%
    Operating expenses .........  212,531    207,397          2%
                                 --------   --------
    Operating income ........... $ 62,039   $ 29,278        112%
                                 ========   ========

     Pro forma operating income increased $32.8 million (112%) from 1996 to 1997 as a result of a $37.9 million (16%) increase in net revenue and only a $5.1 million (2%) increase in operating expenses. Pro forma revenue increased 16% as a result of an $11.6 million (9%) increase in exchange revenue and an $18.0 million (24%) increase in subscription revenue due to both membership and price increases. The pro forma operating expense increase of only 2% is a result of expense reductions realized following the November 1996 acquisition of RCI.

Fleet Management

Operating income ($000's)       1997       1996   Variance
-------------------------   --------   --------   --------
    Net revenue .........   $206,391   $192,832          7%
    Operating expenses ..    130,491    135,055         (3%)
                            --------   --------
    Operating income ....   $ 75,900   $ 57,777         31%
                            ========   ========

     Operating income increased $18.1 million (31%) to $75.9 million, primarily as a result of a $13.6 million (7%) increase in net revenue and a $4.6 million (3%) decrease in operating expenses resulting from operational efficiencies realized from the second quarter 1997 restructuring of certain fleet management operations. The increase in net revenues is comprised of a 10% increase in fee-based revenues and a 4% increase in asset-based fees.


REAL ESTATE INDUSTRY

Real Estate Franchise
                                                                 Pro Forma
Operating income ($000's)       1997       1996   Variance           1996       Variance
-------------------------   --------   --------   --------       ---------      --------
    Net revenue .........   $237,412   $159,951         48%      $203,519            17%
    Operating expenses ..    108,465     84,897         28%       113,264            (4%)
                            --------   --------                  --------
    Operating income ....   $128,947   $ 75,054         72%      $ 90,255            43%
                            ========   ========                  ========

     Operating income increased 72% as a result of a $77.5 million (48%) increase in net revenue and only a $23.6 million (28%) increase in operating expenses. The royalty portion of revenue increased $65.5 million (46%) to $208.8 million which is primarily attributable to the Coldwell Banker franchise system operations which were acquired in May 1996. Operating expenses increased as a result of incremental expenses associated with the acquired franchise systems. Pro forma operating income increased $38.7 million (43%) from 1996 to 1997 as a result of a $33.9 million (17%) increase in net revenue and a $4.8 million (4%) reduction in operating expenses. Pro forma net revenue increased primarily as a result of a 10% increase in royalty fees principally due to increases in homes sold and the average price of homes sold. The pro forma reduction in operating expenses reflects cost savings realized from the restructuring of real estate businesses acquired.

Relocation

                                                                 Pro Forma
Operating income ($000's)       1997       1996   Variance          1996        Variance
-------------------------   --------   --------   --------       ---------      --------

    Net revenue .........   $300,727   $253,073         19%      $287,951            4%
    Operating expenses ..    226,348    213,689          6%       241,859           (6%)
                            --------   --------                  --------
    Operating income ....   $ 74,379   $ 39,384         89%      $ 46,092            61%
                            ========   ========                  ========

     The $47.7 million (19%) increase in operating income is primarily attributable to operating income from the Coldwell Banker relocation business acquired in May 1996. The pro forma operating income increased $46 million (61%) from 1996 to 1997 as a result of a $12.8 million (4%) increase in net revenue and a $15.5 million (6%) reduction in operating expenses. Pro forma net revenue increased primarily as a result of an increase in referral fees from home sale transactions. The pro forma reduction in operating expenses reflects savings associated with the restructuring of relocation operations following the PHH Merger.

Mortgage Services

Operating income ($000's)       1997       1996   Variance
-------------------------   --------   --------   --------
    Net revenue .........   $127,731   $ 95,667         34%
    Operating expenses ..     76,832     65,620         17%
                            --------   --------
    Operating income ....   $ 50,899   $ 30,047         69%
                            ========   ========

     Operating income increased 69% as a result of a 34% increase in net revenue, net of a 17% increase in operating expenses. Loan origination revenue increased $25.5 million (43%) as a result of a 19% increase in loan closings and a 20% price increase. Servicing revenue increased $4.3 million (20%) as a result of an 18% increase in revenue from the servicing portfolio. Operating expenses increased 17% due to increases in loan origination volume as well as increased recruiting, training and systems development costs associated with the anticipation of increased volume, primarily from the retail teleservice delivery systems.

Other

Operating income ($000's)      1997      1996   Variance
-------------------------   -------   -------   --------
    Net revenue .........   $98,562   $35,200       180%
    Operating expenses ..    16,274    18,374       (11%)
                            -------   -------
    Operating income ....   $82,288   $16,826       389%
                            =======   =======

     Operating income increased $65.5 million primarily as a result of $51.2 million of equity in earnings of ARAC.


LIQUIDITY AND CAPITAL RESOURCES

Transaction Overview

     The Company continues to seek to expand and strengthen its leadership position in the travel and real estate industry segments. Following the April 30, 1997 merger with PHH, the Company believes it has achieved annual points of contact with over 100 million consumers involved in significant dollar volumes of annual transactions in the travel and real estate industries.

     The Company's businesses acquired by purchase share similar characteristics, foremost of which is that each was immediately accretive to the Company's earnings. Revenue is generated substantially from service fees and not dependent on tangible assets or the need for capital expenditures other than technology investments which support and historically have been substantially funded by the Company's customers. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage. Such leverage provides for acquired revenue streams without corresponding increases in operating infrastructure expenses. The Company is currently positioned to cross market within its existing business segments and continues to pursue acquisitions and/or investments in service businesses that fit the profile described above.

CUC Merger

     On May 27, 1997, the Company entered into a definitive merger agreement with CUC pursuant to which the Company is expected to merge with and into CUC and be renamed Cendant corporation. In connection with the CUC Merger, each share of the Company's common stock shall be converted into the right to receive
2.4031 shares of CUC common stock. CUC, a leading technology-driven membership-based consumer services company with shares traded on the New York
Stock Exchange, reported revenue and net income for the fiscal year ended January 31, 1997 of $2.3 billion and $164.1 million, respectively. The CUC Merger received shareholder approval and is contingent upon Federal Trade Commission approval which has not yet been received. The combination of CUC and HFS is intended to provide CUC's membership businesses access to the Company's more than 100 million consumer contacts, while providing Company businesses with the technology-driven, direct marketing expertise necessary to successfully cross-market within its existing business units. The CUC Merger will be accounted for as a pooling of interests.

     On October 3, 1997, CUC completed the acquisition of Hebdo Mag International, Inc. ("Hebdo"), a leading international publisher and distributor of classified advertising information for approximately 15 million shares of CUC common stock valued at approximately $440 million. The transaction was accounted for as a pooling of interests.

Acquisitions and Investments

C21 HOLDING CORP - On May 15, 1997, the Company acquired the 12.5% minority ownership interest in C21 Holding Corp., the parent company of Century 21 Real Estate Corporation from a company comprised primarily of former management employees for $52.8 million. Such purchase resulted in an increase in goodwill of $51.5 million associated with the August 1995 acquisition of the CENTURY 21 franchise system.

PHH - On April 30, 1997, the Company acquired PHH by merger, issuing 30.3 million shares of Company common stock in exchange for all of the outstanding common stock of PHH. PHH is the world's largest provider of corporate relocation services and also provides mortgage services and vehicle management services. This transaction was accounted for as a pooling of interests. The Company recorded a one-time pre-tax merger and restructuring charge of $303 million ($227 million, after tax) in the second quarter of 1997 upon the consummation of the PHH Merger.

ARAC-IPO - Upon entering into a definitive merger agreement to acquire Avis, Inc. in July 1996, the Company announced its strategy to dilute its interest in ARAC's car rental operations while retaining assets associated with the franchise business, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. In September 1997, ARAC completed an initial public offering ("IPO") resulting in a 72.5% dilution in the Company's investment interest.

NRT - During the third quarter, the Company acquired $182 million of preferred stock of NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company acquired $188.7 million of certain intangible assets, including trademarks associated with real estate brokerage firms acquired by NRT in the third quarter of 1997.

The Company, at its discretion, may acquire up to $81.3 million of additional NRT preferred stock and may also purchase up to $257.3 million of additional assets of real estate brokerage firms acquired by NRT.

In September 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust and two other regional real estate brokerage businesses.

Equity Transactions

Treasury Purchases - On January 7, 1997, the Board of Directors authorized the purchase of up to 2.6 million shares of Company common stock to satisfy stock option exercises and conversions of convertible debt securities and for future acquisitions. The Company acquired approximately 2.6 million treasury shares during the first quarter of 1997 for $171.3 million.

Redemption of 4-1/2% Notes - On September 22, 1997, the Company exercised its option to redeem the outstanding 4-1/2% Convertible Senior Notes ("4-1/2% Notes")effective on October 15, 1997 in accordance with the provisions of the indenture under which the 4-1/2% Notes were issued. Prior to the redemption date, each of the 4-1/2% Notes were converted into shares of Company common stock. Accordingly, the Company issued 8.2 million shares of Company common stock as a result of the conversion of such notes of which 0.1 million shares of Company common stock were issued as of September 30, 1997.

Financing

     Management believes that the Company has excellent liquidity and has expanded its access to liquidity following both the completed merger with PHH and the proposed merger with CUC. Most significant, the Company has generated significant positive cash flow from operations in every quarter since its initial public offering in December 1992, excluding the second quarter of 1997 when it incurred a pre-tax $303 million merger and restructuring charge in connection with the PHH Merger. The Company has demonstrated its ability to access equity and public debt markets and financial institutions in order to generate capital for strategic transactions. Indicative of the Company's creditworthiness, Standard & Poors Corporation ("S&P") affirmed its "A" credit rating of the Company's publicly issued debt following the announcement of both the PHH and CUC Mergers and Moody's Investors Service, Inc. ("Moody's") upgraded the Company's debt rating to "A3" following the PHH Merger. Duff & Phelps currently rates the Company's debt "A". Please note that a rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

     Liquidity is available to the Company through revolving credit facilities which may provide up to $1.5 billion of unsecured borrowings at interest rates generally approximating LIBOR plus a margin of 22.5 basis points. In October 1997, the Company entered into an agreement with a bank to provide for an additional $300 million of borrowings under a revolving credit facility for a term which is extendable through consummation of the CUC Merger. The proposed combined company has executed amended revolving credit arrangements which will replace HFS' $1.5 billion revolving credit facility with a syndicated facility aggregating approximately $2 billion with tranches of various tenor, contingent upon completion of the CUC Merger. At September 30, 1997, the Company had $400 million of available borrowings under its revolving credit facilities.

     The Company filed a shelf registration statement with the Securities and Exchange Commission effective August 29, 1996, for the aggregate issuance of up to $1 billion of debt and equity securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds may be used for general corporate purposes, which may include future acquisitions. Subsequent to the proposed CUC Merger the Company expects to replace this shelf registration statement with a similar $2 billion shelf registration statement.

     Long-term debt increased $914 million to $1.7 billion at September 30, 1997, when compared to amounts outstanding at December 31, 1996 primarily as a result of $171.3 million of treasury share purchases, $137.0 million of PHH Restructuring Charge payments and $680.0 million to fund both the Company's investment in NRT and certain intangible assets associated with NRT's acquisitions during the third quarter of 1997 and other acquisition related payments. Long-term debt at September 30, 1997 primarily consisted of $539.6 million of fixed rate publicly issued debt and $1.1 billion of borrowings under the Company's revolving credit facilities.

     PHH will continue to operate its mortgage services, fleet management and relocation businesses as a separate public reporting entity and support purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Although PHH's debt to equity ratio approximates 6 to 1, such debt corresponds directly with net investments in high quality related assets. Accordingly, following the announcement of the PHH Merger, S&P, Moody's and Fitch Investor Service affirmed investment grade ratings of "A+", "A2" and "A+", respectively, to PHH debt and "A1", "P1" and "F1", respectively, to PHH commercial paper.

     PHH debt is issued without recourse to the Company. The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At September 30, 1997, PHH's aggregate outstanding borrowings approximated $2.5 billion in outstanding commercial paper, $2.3 billion in medium-term notes and $0.2 billion in other debt securities.

     To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion of lines of credit maturing in five years. In addition, PHH has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at September 30, 1997 was undrawn. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term note funding.

     The Company and PHH currently operate under policies limiting (a) the payment of dividends on PHH's capital stock to 40% of net income of PHH on an annual basis, less the outstanding principal balance of loans from PHH to Company as of the date of any proposed dividend payment, and (b) the outstanding principal balance of loans from PHH to Company to 40% of net income of PHH on an annual basis, less payment of dividends on PHH's capital stock during such year.

     PHH  minimizes  its  exposure  to  interest  rate  and  liquidity  risk  by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

Cash Flow

     The Company generated $1.3 billion of cash flow from operations, representing a $540.2 million (70%) increase from the same period of 1996. Cash flow from operations included a $46.4 million decrease in net income which included a $227 million after-tax PHH Restructuring Charge. The comparative increase in cash flow from operations primarily resulted from a $404.8 million increase in operating cash flow from mortgage loans held for resale and a $48.1 million increase in depreciation and amortization of assets under management and mortgage programs. Net cash used in investing activities remained substantially unchanged compared to 1996 at approximately $1.8 billion and included uses of cash such as a $181.2 million investment in NRT and a $124.4 million of payments made on behalf of ARAC net of a $472.0 million reduction in acquisition related payments. Cash provided by financing activities decreased $1.0 billion primarily as a result of $1.1 billion of proceeds received in a June 1996 equity offering.

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

Other

     The Company anticipates investing approximately $150 million during calendar year 1998 in capital expenditures. Such capital expenditures are primarily associated with the consolidation of internationally based call centers and information technology systems to support expected volume increases in the Company's mortgage services business and improve operationsal efficiencies in the delivery of relocation services.


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

     Assuming SFAS 128 was applicable for the three and nine months ended September 30 1997, the Company would have reported diluted earnings per share of $0.89 and $0.83, respectively, including the second quarter $303 million ($227 after tax) one-time PHH restructuring charge. Excluding such charge, earnings per share is as follows:

                                   Three Months Ended       Nine Months Ended
                                   September 30, 1997       September 30, 1997
                                   ------------------       ------------------
     Pro Forma SFAS 128:
         Basic EPS                       $0.99                   $2.33
         Diluted EPS                     $0.89                   $2.11
     As Reported:
         Primary EPS                     $0.89                   $2.11
         Fully Diluted EPS               $0.88                   $2.07

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

Year 2000 Compliance

     The Company has commenced an upgrade or replacement of operating systems which are or were unable to satisfactorily process data including years after the December 31, 1999. The Company believes that all systems will be Year 2000 compliant by January 1, 2000 and amounts charged to operating expense are not expected to be material.

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
No.       Description
10.1 Second Amendment, dated as of September 18, 1997, to the Five Year Competitive Advance And Revolving Credit Agreement and the 364-Day Competitive Advance And Revolving Credit Agreement, each of which is dated as of October 2, 1996 by and among HFS Incorporated, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative agent.
10.2 Second Amendment, dated as of September 26, 1997 to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, PHH Corporation (the "Borrower"), PHH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as administrative agent for the US Lenders (the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders; and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent.
10.3 Separation Agreement dated as of July 30, 1997 by and between HFS Car Rental, Inc. and Avis Rent A Car, Inc.
11        Statement of Computation of Earnings Per share.
27        Financial Data Schedule.

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


                                    HFS Incorporated




                                    By:   /s/ Scott E. Forbes
                                         Scott E. Forbes
                                         Senior Vice President
Date: November 14, 1997                  and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit
 No.           Descriptions

10.1 Second Amendment, dated as of September 18, 1997, to the Five Year Competitive Advance And Revolving Credit Agreement and the 364-Day Competitive Advance And Revolving Credit Agreement, each of which is dated as of October 2, 1996 by and among HFS Incorporated, the financial institutions party thereto and The Chase Manhattan Bank, as Administrative agent.

10.2 Second Amendment, dated as of September 26, 1997 to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, PHH Corporation (the "Borrower"), PHH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as administrative agent for the US Lenders (the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders; and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent.


10.3 Separation Agreement dated as of July 30, 1997 by and between HFS Car Rental, Inc. and Avis Rent A Car, Inc.

11        Statement of Computation of Earnings Per share.

27        Financial Data Schedule.